Form 10-Q
period 1993-12-31
INDIANA ENERGY INC
filed 1994-02-10
CIK 780859

SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1993

                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9091

                     INDIANA ENERGY, INC.
  (Exact name of registrant as specified in its charter)

          INDIANA                            35-1654378
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


  1630 North Meridian Street, Indianapolis, Indiana  46202
     (Address of principal executive offices) (Zip Code)


                          317-926-3351
     (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value       22,556,942       January 31, 1994
            Class                   Number of shares           Date


                   TABLE OF CONTENTS




Part I - Financial Information

    Consolidated Balance Sheets
      at December 31, 1993 and 1992
      and September 30, 1993

    Consolidated Statements of Income
      Three Months Ended December 31, 1993 and 1992, and Twelve Months Ended December 31, 1993 and 1992

    Consolidated Statements of Cash Flows
        Three Months Ended December 31, 1993 and 1992, and Twelve Months Ended December 31, 1993 and 1992

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K



                                      INDIANA ENERGY, INC.
                                    AND SUBSIDIARY COMPANIES

                                   CONSOLIDATED BALANCE SHEETS

                                             ASSETS
                                   (Thousands - Unaudited)

                                                          December 31       September 30
                                                        1993       1992         1993
UTILITY PLANT:
    Original cost                                    $786,380   $734,036      $773,174
    Less - Accumulated depreciation and amortization  274,366    251,676       267,629
                                                      512,014    482,360       505,545

NONUTILITY PLANT - NET                                  4,921      1,166         4,733

CURRENT ASSETS:
    Cash and cash equivalents                             284      6,977         5,188
    Investment in Tenneco stock (see Note 2)                -     13,864             -
    Accounts receivable, less reserves of
        $2,467, $2,242 and $2,055, respectively        45,875     44,363        14,172
    Accrued unbilled revenues                          42,768     32,334        10,748
    Materials and supplies - at average cost            3,753      4,144         3,710
    Liquefied petroleum gas - at average cost           1,154        893         1,019
    Gas in underground storage - at last-in,
        first-out cost                                 53,064     46,683        59,534
    Recoverable gas costs                                 616          -         7,453
    Prepayments                                         1,585      1,719           296
                                                      149,099    150,977       102,120

DEFERRED CHARGES:
    Unamortized debt discount and expense               6,489      6,961         6,614
    Other                                              14,974      8,595        12,268
                                                       21,463     15,556        18,882

                                                     $687,497   $650,059      $631,280

                                              INDIANA ENERGY, INC.
                                           AND SUBSIDIARY COMPANIES

                                         CONSOLIDATED BALANCE SHEETS

                                    SHAREHOLDERS' EQUITY AND LIABILITIES
                                            (Thousands - Unaudited)


                                                              December 31     September 30
                                                            1993       1992        1993
CAPITALIZATION:
    Common stock - authorized 64,000,000
        shares - issued and outstanding
        22,553,136, 20,797,491, and
        22,459,916 shares, respectively (1)              $145,697   $109,223    $143,476
    Less unearned compensation - restricted stock grants    1,688        428         299
                                                          144,009    108,795     143,177
    Retained earnings                                     124,955    118,783     115,470
        Total common shareholders' equity                 268,964    227,578     258,647
    Long-term debt                                        164,901    174,901     164,901
                                                          433,865    402,479     423,548

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                                  10,000     10,000      20,000
    Notes payable                                          54,050     30,398      10,252
    Accounts payable                                       40,485     55,681      41,602
    Refundable gas costs                                        -     15,745           -
    Customer deposits and advance payments                 14,146     14,710      13,466
    Accrued taxes                                          35,856     31,603      31,579
    Accrued interest                                        5,134      5,331       3,342
    Other current liabilities                              15,252     11,300      13,515
                                                          174,923    174,768     133,756

DEFERRED CREDITS:
    Deferred income taxes (See Note 12)                    55,542     54,478      56,911
    Unamortized investment tax credit                      13,731     14,660      13,963
    Regulatory income tax liability (See Note 12)           4,789          -           -
    Other                                                   4,647      3,674       3,102
                                                           78,709     72,812      73,976

COMMITMENTS AND CONTINGENCIES (See Notes 10 & 11)               -          -           -

                                                         $687,497   $650,059    $631,280


(1)  Restated to reflect the three-for-two stock split October 1, 1993.  See Note 8.


                                              INDIANA ENERGY, INC.
                                           AND SUBSIDIARY COMPANIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                      (Thousands except per share data)
                                                  (Unaudited)


                                                 Three Months            Twelve Months
                                              Ended December 31        Ended December 31
                                               1993        1992         1993        1992
UTILITY OPERATING REVENUES                 $ 151,892   $ 155,537    $ 495,633   $ 432,475
COST OF GAS                                   93,246     101,514      305,285     266,189
MARGIN                                        58,646      54,023      190,348     166,286

UTILITY OPERATING EXPENSES:
    Other operation and maintenance           19,533      17,311       86,524      71,397
    Depreciation and amortization              6,912       6,580       27,138      25,499
    Income taxes                               8,998       7,949       16,865      15,085
    Taxes other than income taxes              4,309       3,762       15,075      12,719
                                              39,752      35,602      145,602     124,700

UTILITY OPERATING INCOME                      18,894      18,421       44,746      41,586

INTEREST                                       4,240       4,000       16,880      14,845
OTHER                                           (502)        119       (1,522)     (1,510)
                                               3,738       4,119       15,358      13,335

UTILITY INCOME                                15,156      14,302       29,388      28,251

NONUTILITY INCOME (LOSS):
  Net EnTrade operations                           -        (341)           -         149
  Gain on sale of EnTrade (See Note 2)             -      11,863            -      11,863
  Income tax on sale of EnTrade (See Note 2)       -      (4,745)           -      (4,745)
  Other - net                                     44        (106)        (298)       (372)

NONUTILITY INCOME (LOSS)                          44       6,671         (298)      6,895

INCOME BEFORE PREFERRED DIVIDENDS             15,200      20,973       29,090      35,146
PREFERRED DIVIDEND REQUIREMENT OF
    SUBSIDIARY                                     -         285            -       1,567

NET INCOME                                 $  15,200   $  20,688    $  29,090   $  33,579

AVERAGE COMMON SHARES OUTSTANDING (1)         22,546      20,778       21,818      20,732
EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK (1)                       $    0.67   $    1.00    $    1.33   $    1.62



(1)  Adjusted to reflect the three-for-two stock split October 1, 1993.  See Note 8.


                                                 INDIANA ENERGY, INC.
                                               AND SUBSIDIARY COMPANIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Thousands - Unaudited)

                                                                       Three Months           Twelve Months
                                                                     Ended December 31      Ended December 31
                                                                      1993       1992        1993       1992
CASH FLOWS FROM (REQUIRED FOR) OPERATING
 ACTIVITIES:
   Net income                                                      $ 15,200   $ 20,688    $ 29,090   $ 33,579

   Adjustments to reconcile net income to cash
       provided from operating activities -
           Gain on sale of EnTrade (See Note 2)                           -    (11,863)          -    (11,863)
           Depreciation and amortization                              6,971      6,941      27,416     26,820
           Deferred income taxes                                        643        498       3,076      2,141
           Investment tax credit                                       (232)      (310)       (929)    (1,026)
           Undistributed earnings of unconsolidated affiliates           48          -         (46)       150
                                                                      7,430     (4,734)     29,517     16,222
   Changes in assets and liabilities net of effects from
       the sale of EnTrade (See Note 2) -
           Receivables - net                                        (63,723)   (85,774)    (11,946)   (38,661)
           Inventories                                                6,292      1,905      (6,251)   (19,694)
           Accounts payable, customer deposits,
              advance payments and other current liabilities          1,300     62,715     (11,808)    55,340
           Accrued taxes and interest                                 6,069     13,077       4,056      9,041
           Refundable/recoverable gas costs                           6,837      6,075     (16,361)    14,818
           Prepayments                                               (1,289)    (2,107)        134       (588)
           Minority interest                                              -       (916)          -       (806)
           Other - net                                                3,544       (424)        687       (549)
               Total adjustments                                    (33,540)   (10,183)    (11,972)    35,123
                   Net cash flow from (required for) operations     (18,340)    10,505      17,118     68,702

CASH FLOWS FROM (REQUIRED FOR) FINANCING
 ACTIVITIES:
        Issuance of common stock - net                                    -        558      32,902      2,257
        Redemption of preferred stock of subsidiary                       -    (20,932)          -    (20,932)
        Sale of long-term debt                                            -     35,000           -     35,000
        Reduction in long-term debt                                 (10,000)      (721)    (10,000)   (11,712)
        Net change in short-term borrowings                          43,798        160      23,652     10,551
        Dividends on common stock                                    (5,715)    (5,105)    (21,660)   (19,947)

            Net cash flow from (required for) financing activities   28,083      8,960      24,894     (4,783)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                            (14,459)   (12,900)    (58,814)   (59,303)
    Net change in nonutility plant and other investments
      net of effects from the sale of EnTrade (See Note 2)             (188)      (532)     (3,755)     1,111
    Cash of subsidiary sold (See Note 2)                                  -     (4,936)          -     (4,936)
    Sale of Tenneco stock (See Note 2)                                    -          -      13,864          -
            Net cash flow required for investing activities         (14,647)   (18,368)    (48,705)   (63,128)

NET INCREASE (DECREASE) IN CASH                                      (4,904)     1,097      (6,693)       791
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                            5,188      5,880       6,977      6,186
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    284   $  6,977    $    284   $  6,977


Indiana Energy, Inc. and Subsidiary Companies
Notes To Consolidated Financial Statements

1.  Financial Statements.
    The consolidated financial statements include the accounts of Indiana Energy, Inc.'s (Indiana Energy) wholly- and majority-owned subsidiaries, after elimination of intercompany transactions. The consolidated financial statements separate the regulated utility operations, principally Indiana Gas Company, Inc. (Indiana Gas) from nonutility operations. The nonutility operations include IGC Energy, Inc. (IGC Energy), an indirect wholly-owned subsidiary of Indiana Energy.

    The interim condensed consolidated financial statements included in this report have been prepared by Indiana Energy, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as provided in such rules and regulations. Indiana Energy believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported, that all such adjustments are of a normally recurring nature, and the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Indiana Energy's latest annual report on Form 10-K.

    Because of the seasonal nature of Indiana Energy's gas distribution operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

2.  Sale of EnTrade.
    On December 29, 1992, IGC Energy sold its interest in EnTrade Corporation (EnTrade), a marketer of gas supplies to industrial and utility customers primarily in the eastern and midwestern United States. IGC Energy received from the purchaser, Tenneco Gas Marketing Company, 341,266 shares of Tenneco Inc. common stock valued at approximately $13.9 million. This stock was subsequently sold for approximately the same amount during January 1993. The transaction resulted in a net gain after tax of $7.1 million, or approximately 33 cents per average share adjusted for the three-for-two stock split effective October 1, 1993, and has been included in nonutility income in the three-month and twelve-month periods ended December 31, 1992.
    EnTrade's operations through the date of sale are reflected separately on the income statement for all periods reported.

    Pro forma operating results for Indiana Energy, assuming the sale of EnTrade occurred January 1, 1992, are shown in the following table. Earnings per average share have been adjusted to reflect the three-for-two stock split effective October 1, 1993.

                                 Three Months Ended   Twelve Months Ended
                                     December 31           December 31
     Thousands                     1993      1992        1993       1992

     Utility Income              $15,156   $14,302     $29,388    $28,251
     Nonutility Income (Loss)         44      (106)       (298)      (372)
     Net Income                   15,200    13,911      29,090     26,312
     Earnings Per Average
      Share of Common
      Stock                         $.67      $.67       $1.33      $1.27

3.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash Flows, Indiana Energy considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                            Three Months Ended    Twelve Months Ended
                                December 31          December 31
    Thousands                  1993      1992       1993       1992
    Interest (net of
     amount capitalized)    $ 1,820   $   870    $14,956    $13,591
    Income taxes            $   580   $ 2,193    $10,330    $10,031

    On December 29, 1992, IGC Energy disposed of its interest in EnTrade for approximately $13.9 million of Tenneco Inc. Common Stock which was subsequently sold for approximately the same amount during January 1993
    (see Note 2). There were no other significant noncash activities.

4.  Revenues.
    To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

5.  Gas in Underground Storage.
    Based on the cost of purchased gas during December 1993, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at December 31, 1993, by approximately $14,379,000.

6.  Refundable or Recoverable Gas Costs.
    The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates are deferred and are being recovered or refunded in accordance with procedures approved by the Indiana
    Utility Regulatory Commission (IURC).

7.  Allowance For Funds Used During Construction.
    An allowance for funds used during construction (AFUDC), which represents the cost of borrowed and equity funds used for construction purposes, is charged to construction work in progress during the period of construction and included in "Other" on the Consolidated Statements of Income. The current annual AFUDC rate is
    7.5 percent, however, prior to September 30, 1992, a rate of 10 percent was used.

    The table below reflects the total interest capitalized and the portion of which was computed on borrowed funds and equity funds for all periods reported.

                                  Three Months        Twelve Months
                                Ended December 31    Ended December 31
    Thousands                     1993       1992       1993      1992
    AFUDC - Borrowed Funds     $   231    $   134    $   676    $  490
    AFUDC - Equity Funds           189        122        553       463
    Total AFUDC Capitalized    $   420    $   256    $ 1,229    $  953

8.  Common Stock.
    On May 3, 1993, a registration statement was filed by Indiana Energy with the Securities and Exchange Commission with respect to the issuance of 1 million pre-split shares of common stock without par value
    (excluding the Underwriter's over-allotment option of 150,000 pre-split shares). On May 26, 1993, 1 million pre-split shares were issued under this registration statement. On June 22, 1993, an additional 54,600 pre-split shares were issued in connection with the over-allotment option. The net proceeds of approximately
    $31.4 million were reinvested in Indiana Gas during July and used for a portion of the preferred stock redemption and to finance its ongoing construction program, as well as for other corporate purposes.

    On July 30, 1993, the board of directors of Indiana Energy authorized a three-for-two stock split of the outstanding shares of its common stock for shareholders of record on September 17, 1993. The shares were issued on October 1, 1993. All share and per share amounts have been restated for all periods reported to reflect the stock split.

9.  Long-Term Debt.
    On October 15, 1993, $10 million of 9.30% medium-term notes were redeemed.

10. Environmental.
    In the past, Indiana Gas and others, including its predecessors, former affiliates and/or previous landowners, operated facilities for the manufacturing of gas and storage of manufactured gas. These facilities are no longer in operation and have not been operated for many years. In the manufacture and storage of such gas, various byproducts were produced, some of which may still be present at the sites where these manufactured gas plants and storage facilities were located. While management believes those operations were conducted in accordance with the then-applicable industry standards, under currently applicable environmental laws and regulations, Indiana Gas, and the others, may now be required to take remedial action if certain materials are found at these sites.

    Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Indiana Gas has identified two sites requiring remediation and action is currently being taken. Indiana Gas' share of remediation and related costs for these two sites has been accrued. These sites are currently being reviewed by the Indiana Department of Environmental Management.

    Indiana Gas is assessing, on a site-by-site basis, whether any of the remaining 24 sites require remediation, to what extent it is required and the estimated cost of such action. Indiana Gas' share of the estimated cost of performing these site-by-site assessments has also been accrued. Indiana Gas has completed preliminary assessments (PAs) on these sites and has completed site work leading to the completion of site investigations (SIs) at 15 of these sites. Based upon the site work completed to date, Indiana Gas believes some level of contamination may be present and ground water monitoring, at a minimum, will likely be required. As a result, Indiana Gas has accrued its share of the estimated costs of ground water monitoring for all 24 sites. The total costs which may be incurred in connection with the remediation of these 24 sites, if remedial action beyond monitoring is required, cannot be determined at this time.

    Indiana Gas has nearly completed the process of identifying all potentially responsible parties (PRPs) for each site. Indiana Gas, with the help of outside counsel, has prepared estimates for its share of environmental liabilities, if they exist, at each of the sites. Indiana Gas has accrued only its proportionate share of the estimated costs, as described above, based on equitable principles derived from case law or applied by parties in achieving settlements.

    Indiana Gas does not believe it can provide an estimate of the reasonably possible total remediation costs for any site, prior to completion of the remedial investigation/ feasibility study (RI/FS) and developing some sense of the timing of the resulting potential remedial alternatives.

    Indiana Gas has notified insurance carriers of potential claims where policies may provide coverage for these environmental costs. Indiana Gas has not recorded any receivables related to recovery from insurance carriers at this time.

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with gas manufacturing activities. On February 26, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to establish and implement an ongoing ratemaking mechanism that will be designed and intended to provide for the recovery of these costs. Indiana Gas has deferred all environmental costs previously paid or accrued. These costs are approximately $10.4 million (including assessment, remediation and related costs) as of December 31, 1993.

    The impact of complying with federal, state and local environmental regulations related to former manufactured gas plant sites on Indiana Gas' financial position and results of operations is contingent upon several uncertainties. These include the cost of compliance, the impact of joint and several liability upon the magnitude of the contingency, the ratemaking treatment authorized for these items by the IURC, as well as the recovery of environmental and related costs from insurance carriers.

    Indiana Gas believes it will be successful in recovering the costs which it has incurred and may incur through rates, from other potentially responsible parties and from insurance carriers. However, there can be no assurance as to the amount or timing of any such recoveries.

11. Postretirement Benefits Other Than Pensions.
    Indiana Gas provides postretirement health care and life insurance benefits. Substantially all employees who have completed 10 years of service will become eligible for such benefits if they reach retirement age while still working for the company. The plan pays stated percentages of most reasonable and necessary medical expenses incurred by retirees, after subtracting payments by other providers and after a stated deductible has been met. These benefits, as well as similar benefits for active employees, are principally self-insured. Currently, Indiana Gas does not fund this postretirement plan.

    Effective October 1, 1993, Indiana Gas adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). SFAS 106 requires accounting for the costs of postretirement health care and life insurance benefits on the accrual basis. This means the costs of benefits paid in the future are recognized during the years that an employee provides service to Indiana Gas rather than the "pay-as-you-go" (cash) basis.

    Indiana Gas has elected to amortize the unfunded transition obligation as of October 1, 1993, of approximately $55 million over a period of 20 years.
    The estimated annual provision for postretirement benefit cost (including transition obligation amortization) is approximately $8.2 million for fiscal 1994. This compares with the projected pay-as-you-go cost of approximately $2.9 million for the same period. Prior to fiscal 1994, Indiana Gas recognized postretirement benefit costs on the pay-as-you-go (cash) basis. Postretirement benefit costs recognized for fiscal years 1993 and 1992 were approximately $2,855,000 and $2,653,000, respectively.

    The following table reconciles the plan's funded status to the accrued postretirement benefit cost as reflected on the balance sheet as of October 1, 1993:

                                                            Thousands
    Accumulated postretirement benefit obligation:
     Retirees and dependents                                 $30,313
     Other fully eligible participants                         6,839
     Other active participants                                18,288
                                                              55,440
    Fair value of plan assets                                      -
    Accumulated postretirement benefit obligation
     in excess of plan assets                                 55,440
    Unrecognized transition obligation                        55,440
    Accrued postretirement benefit cost                      $     -

    Net postretirement benefit cost for the three months ended December 31, 1993, consisted of the following components:

                                                            Thousands
    Service cost - benefits attributed to service during
     the period                                              $   434
    Interest cost on accumulated postretirement obligation     1,255
    Amortization of transition obligation                        866
    Net postretirement benefit cost                            2,555
    Amounts deferred pending rate recognition                  1,717
    Actual cash payments through December 31, 1993           $   838

    The assumed health care cost trend rate for medical gross eligible charges used in measuring the accumulated postretirement benefit obligation as of October 1, 1993, was 11% for fiscal 1994. This rate is assumed to decrease gradually through fiscal 2003 to 4.75% and remain at that level thereafter. A one percent increase in the assumed health cost trend rates for each future year produces approximately a $6.9 million increase in the accumulated postretirement benefit obligation as of October 1, 1993, and approximately a $884,000 increase in the annual aggregate of the service and interest cost components of net postretirement benefit cost. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25%.

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106 relating to postretirement benefits other than pensions. Through a generic order issued on December
    30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to adopt SFAS 106 for ratemaking purposes. An order is not expected until late calendar 1994. On November 12, 1993, Indiana
    Michigan Power Company (I & M) received an order from the IURC in its general rate case authorizing SFAS 106 to be adopted for ratemaking purposes. Indiana Gas continues to pursue full recovery of the costs of implementation of SFAS 106, however, no assurance can be given as to the ratemaking treatment for this issue.

12. Income Taxes.
    Effective October 1, 1993, Indiana Gas adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Indiana Gas previously used the deferred method of accounting for income taxes as prescribed by Accounting Principles Bulletin Opinion No. 11. SFAS 109 requires the use of the liability method, which effectively results in a reduction in previously provided deferred income taxes to reflect the current statutory corporate tax rate.

    Due to the effects of regulation on Indiana Gas, Indiana Gas is not permitted to recognize the effect of a tax rate change as income but is required to reduce tariff rates to return the "excess" deferred income taxes to ratepayers over the remaining life of the properties that give rise to the taxes. Therefore, the cumulative effect of a change in accounting principle upon the initial application of SFAS 109 resulted in no impact on earnings. Under SFAS 109, Indiana Gas has recorded a net regulatory liability for approximately $4.8 million on its balance sheet as of October 1, 1993, related to deferred taxes.

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
    Significant components of Indiana Gas' net deferred tax liability as of October 1, 1993, are as follows:

                                                    Thousands
    Deferred tax liabilities:
     Accelerated depreciation                        $37,759
     Property basis differences                       17,347
     Deferred fuel costs                               9,528
     Take-or-pay costs                                 5,102
     Acquisition adjustment                            6,904
     Other                                             1,885
    Deferred tax assets:
     Deferred investment tax credit                   (5,296)
     Regulatory income tax liability                  (1,815)
    Less deferred income taxes related to
     current assets and liabilities                  (16,515)
    Balance at October 1, 1993                       $54,899

13. Reclassifications.
    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on margin or net income previously reported.


Indiana Energy, Inc. and Subsidiary Companies
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

                       Earnings
    The majority of Indiana Energy Inc.'s (Indiana Energy) consolidated earnings are from the operations of its gas distribution subsidiary, Indiana Gas Company, Inc.
(Indiana Gas).  On December 29, 1992, IGC Energy, Inc.
(IGC Energy) disposed of its full investment in EnTrade
Corporation (EnTrade), resulting in a net gain after tax of $7.1 million (see "Sale of EnTrade" on pages 7 and 17).
Although Indiana Energy will continue to consider nonutility opportunities for investment, its principal business has been and will continue to be gas distribution.

    Net income and earnings per average share of common stock for the three-, and twelve-month periods ended
December 31, 1993, when compared to the same periods one year ago are listed below. Earnings per average share reflect the issuance of approximately 1.1 million shares of common stock during May 1993 which will lower reported earnings per average share in future periods.


Periods Ended December 31           1993                  1992
(Millions except per          Net      Earnings     Net      Earnings
share data)                   Income   Per Share    Income   Per Share

   Three Months                $15.2     $ .67       $20.7     $1.00
   Twelve Months               $29.1     $1.33       $33.6     $1.62

    Earnings per average share have been adjusted to reflect the three-for-two stock split effective October 1, 1993 (see Note 8).

    The following discussion of operating results relates primarily to the combined operations of Indiana Gas.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended December 31, 1993, increased $4.6 million compared to the same period last year. The increase was primarily due to weather 6 percent colder than the same period last year and 2 percent colder than normal. Also contributing to the increase was the impact of the general rate increase for the entire quarter of this fiscal year as compared to approximately two months of the same period last year.

    Margin for the twelve-month period ended December 31, 1993, increased $24.1 million compared to the same period last year. The increase for the twelve-month period reflects weather 10 percent colder than the same period last year and 1 percent colder than normal. The general rate increase, which was implemented October 28, 1992, also contributed to the increase as it was in effect for the entire twelve months of the current period.

    Total system throughput (combined sales and transportation) increased 5 percent (1,587 MDth) for the first quarter of fiscal 1994 and 8 percent (8,240 MDth) for the twelve-month period ended December 31, 1993, compared to the same periods last year. Indiana Gas' rates for transportation generally provided the same margins as would have been earned had it sold the gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased remained about the same for the three-month period ended December
31, 1993, when compared to the same period one year ago.
For the twelve-month period, cost of gas per unit increased from $2.68 last year to $2.90 in the current period, primarily due to the influence of weather on the demand for gas.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made quarterly through gas cost adjustment (GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC).

                  Operating Expenses
    Operation and maintenance expenses increased approximately $2.2 million for the three-month period ended December 31, 1993, when compared to the same period one year ago. The increase is primarily attributable to increased labor and related benefits, including performance-based compensation, and the addition of new customers.

    Operation and maintenance expenses for the twelve-month period increased approximately $15.1 million compared to the same period one year ago. Higher levels of operation and maintenance activity during the last nine months of fiscal 1993 resulted in increased labor and related benefits, including performance-based compensation, services, materials and supplies, advertising, collection costs and bad debt expenses.

    Depreciation and amortization expense increased for the three- and twelve-month periods ended December 31, 1993, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes increased for the three- and twelve-month periods ended December 31, 1993, when compared to the same periods one year ago due to higher taxable income and a higher federal tax rate.

    Taxes other than income taxes increased for the three-
and twelve-month periods ended December 31, 1993, when
compared to the same periods one year ago primarily due to
increases in property tax expense resulting from higher
property tax rates and higher assessed values.   Higher
gross receipts tax expenses as a result of increased revenue also contributed to the increase in the twelve-month period.

                   Interest Expense
    Interest expense increased for the three- and twelve-month periods when compared to the same periods one year ago primarily as the result of increases in average debt outstanding slightly offset by decreases in interest rates.

                    Sale of EnTrade
     On December 29, 1992, IGC Energy sold its interest in
EnTrade, a marketer of gas supplies to industrial and utility customers primarily in the Eastern and Midwestern
United States. IGC Energy received from the purchaser, Tenneco Gas Marketing Company, 341,266 shares of Tenneco
Inc. common stock valued at approximately $13.9 million.
This stock was subsequently sold for approximately the same amount during January 1993. The transaction resulted in a net gain after tax of $7.1 million, or 33 cents per average common share adjusted to reflect the three-for-two stock split effective October 1, 1993, and has been included in nonutility income in the three- and twelve-month periods ended December 31, 1992. EnTrade's operations prior to the sale had no significant effect on consolidated earnings.

Other Operating Matters

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the location of former manufactured gas plants. (See Note
10.)

     Federal Energy Regulatory Commission Matters
    In accordance with Federal Energy Regulatory Commission
(FERC) Order No. 636, Indiana Gas' pipeline service providers have made a number of filings to restructure services. On May 1, 1993, Panhandle Eastern Pipe Line
Company implemented a restructured services tariff. Texas
Eastern Transmission Company's restructured tariff was implemented June 1, 1993. Indiana Gas' remaining pipeline service providers implemented restructured services on November 1, 1993. Indiana Gas' pipeline service providers are expected to seek from customers, including Indiana Gas, recovery of certain costs related to the transition to restructured services. Those costs will include certain gas supply realignment costs and are not expected to exceed $25 million.

    Indiana Gas does not expect these matters to have a material effect on its financial position or results of operation because these costs are expected to be recovered through the GCA procedure. Indiana Gas continues to monitor developments concerning these and other pipeline issues, to participate in related negotiations, and to represent its interest in pipeline matters before FERC.

      Postretirement Benefits Other Than Pensions
    Effective October 1, 1993, Indiana Gas adopted
Statement of Financial Accounting Standards No. 106,
Employers' Accounting for Postretirement Benefits Other
Than Pensions (SFAS 106). SFAS 106 requires accounting for the costs of postretirement health care and life insurance benefits on the accrual basis. This means the costs of benefits paid in the future are recognized during the years that an employee provides service to Indiana Gas rather than the "pay-as-you-go" (cash) basis. (See Note 11.)

      In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106 relating to postretirement benefits other than pensions.
Through a generic order issued on December 30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to adopt SFAS 106 for ratemaking purposes. An order is not expected until late calendar 1994. On
November 12, 1993, Indiana Michigan Power Company (I & M) received an order from the IURC in its general rate case authorizing SFAS 106 to be adopted for ratemaking purposes. Indiana Gas continues to pursue full recovery of the costs of implementation of SFAS 106, however, no assurance can be given as to the ratemaking treatment for this issue.

                     Income Taxes
    Effective October 1, 1993, Indiana Gas adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Indiana Gas previously used the deferred method of accounting for income taxes as prescribed by Accounting Principles Bulletin Opinion No. 11. SFAS 109 requires the use of the liability method, which effectively results in a reduction in previously provided deferred income taxes to reflect the current statutory corporate tax rate.

    Due to the effects of regulation on Indiana Gas, Indiana Gas is not permitted to recognize the effect of a tax rate change as income but is required to reduce tariff rates to return the "excess" deferred income taxes to ratepayers over the remaining life of the properties that give rise to the taxes. Therefore, the cumulative effect of a change in accounting principle upon the initial application of SFAS 109 resulted in no impact on earnings.

Liquidity and Capital Resources

    New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. For the twelve months ended December 31, 1993, Indiana Gas' capital expenditures totaled $58.8 million. Of this amount, 63 percent was provided by funds generated internally (net income plus charges not requiring funds less dividends). Capital expenditures for fiscal
1994 are estimated at $51.4 million of which $14.5 million have been expended during the three-month period ended
December 31, 1993.

    Indiana Gas' goal is to fund internally approximately
75 percent of its construction program. Capitalization objectives for Indiana Gas are 55-65 percent common equity and 35-45 percent long-term debt. This will help Indiana
Gas to maintain its high creditworthiness. The senior debt of Indiana Gas is currently rated Aa3 by Moody's Investors
Service and AA- by Standard & Poor's Corporation and Duff &
Phelps.

    On October 15, 1993, $10 million of 9.30% medium-term notes were redeemed.

    The nature of Indiana Gas' business creates large short-term cash working capital requirements primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage and construction expenditures until permanently financed. Short-term borrowings tend to be greatest during the heating season when accounts receivable and unbilled utility revenues are at their highest. Depending on cost, commercial paper or bank lines of credit are used as sources of short-term financing. Indiana Gas' commercial paper is rated P-1 by Moody's and A-1+ by Standard &
Poor's. Long-term financial strength and flexibility require maintaining throughput volumes, controlling costs and, if absolutely necessary, securing timely increases in rates to recover costs and provide a fair and reasonable return to shareholders.

Indiana Energy, Inc. and Subsidiary Companies
Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

           None


                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDIANA ENERGY, INC.
                                      Registrant




Dated February 10, 1994          /s/Niel C. Ellerbrook
                                 Niel C. Ellerbrook
                                 Vice President and Treasurer
                                 and Chief Financial Officer



Dated February 10, 1994          /s/Jerome A. Benkert
                                 Jerome A. Benkert
                                 Controller