Form 10-Q
period 1994-03-31
INDIANA ENERGY INC
filed 1994-05-12
CIK 780859

SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9091

                 INDIANA ENERGY, INC.
(Exact name of registrant as specified in its charter)

          INDIANA                          35-1654378
(State or other jurisdiction of          (I.R.S.Employer
incorporation or organization)           Identification No.)


  1630 North Meridian Street, Indianapolis, Indiana  46202
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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value     22,556,942        April 30, 1994
   Class                           Number of shares         Date


                   TABLE OF CONTENTS

                                                          Page
                                                        Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at March 31, 1994 and 1993
      and September 30, 1993

    Consolidated Statements of Income
      Three Months Ended March 31, 1994 and 1993,
      Six Months Ended March 31, 1994 and 1993, and Twelve Months Ended March 31, 1994 and 1993

    Consolidated Statements of Cash Flows
        Six Months Ended March 31, 1994 and 1993, and Twelve Months Ended March 31, 1994 and 1993

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 4 - Submission of Matters to a Vote of Security
             Holders
    Item 6 - Exhibits and Reports on Form 8-K


                                INDIANA ENERGY, INC.
                              AND SUBSIDIARY COMPANIES

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS
                               (Thousands - Unaudited)

                                                                 March 31        September 30
                                                             1994       1993          1993
UTILITY PLANT:
    Original cost                                         $797,925   $745,668      $773,174
    Less - Accumulated depreciation and amortization       279,539    258,500       267,629
                                                           518,386    487,168       505,545

NONUTILITY PLANT - NET                                       7,077      1,141         4,733

CURRENT ASSETS:
    Cash and cash equivalents                               15,891     21,657         5,188
    Accounts receivable, less reserves of
        $3,215, $3,787 and $2,055, respectively             65,497     50,176        14,172
    Accrued unbilled revenues                               19,778     15,065        10,748
    Materials and supplies - at average cost                 4,023      4,195         3,710
    Liquefied petroleum gas - at average cost                  881        843         1,019
    Gas in underground storage - at last-in,
        first-out cost                                      21,256     15,177        59,534
    Recoverable gas costs                                        -          -         7,453
    Prepayments                                              1,052      1,264           296
                                                           128,378    108,377       102,120

DEFERRED CHARGES:
    Unamortized debt discount and expense                    6,363      6,875         6,614
    Other                                                   14,847     10,899        12,268
                                                            21,210     17,774        18,882

                                                          $675,051   $614,460      $631,280


                              INDIANA ENERGY, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                      SHAREHOLDERS' EQUITY AND LIABILITIES
                             (Thousands - Unaudited)

                                                                    March 31      September 30
                                                                1994       1993        1993
CAPITALIZATION:
    Common stock - authorized 64,000,000
        shares - issued and outstanding
        22,556,942, 20,830,847, and
        22,459,916 shares, respectively (1)                  $145,777   $109,916    $143,476
    Less unearned compensation - restricted stock grants        1,573        419         299
                                                              144,204    109,497     143,177
    Retained earnings                                         140,817    131,225     115,470
        Total common shareholders' equity                     285,021    240,722     258,647
    Long-term debt                                            164,901    174,901     164,901
                                                              449,922    415,623     423,548

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                                      10,000     10,000      20,000
    Notes payable                                               3,800          -      10,252
    Accounts payable                                           42,030     39,116      41,602
    Refundable gas costs                                       25,093     20,538           -
    Customer deposits and advance payments                      1,756      2,296      13,466
    Accrued taxes                                              41,513     34,590      31,579
    Accrued interest                                            3,024      3,287       3,342
    Other current liabilities                                  18,097     16,136      13,515
                                                              145,313    125,963     133,756

DEFERRED CREDITS:
    Deferred income taxes (See Note 12)                        56,184     54,975      56,911
    Unamortized investment tax credit                          13,499     14,429      13,963
    Regulatory income tax liability (See Note 12)               4,789          -           -
    Other                                                       5,344      3,470       3,102
                                                               79,816     72,874      73,976

COMMITMENTS AND CONTINGENCIES (see Notes 10 & 11)                   -          -           -

                                                             $675,051   $614,460    $631,280

(1)  Restated to reflect the three-for-two stock split October 1, 1993.  See Note 8.



                               INDIANA ENERGY, INC.
                             AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (Thousands except per share data)
                                   (Unaudited)

                                                    Three Months              Six Months
                                                   Ended March 31           Ended March 31
                                                  1994        1993         1994        1993
UTILITY OPERATING REVENUES                     $ 195,672   $ 178,256    $ 347,564   $ 333,793
COST OF GAS                                      122,239     109,851      215,485     211,365
MARGIN                                            73,433      68,405      132,079     122,428

UTILITY OPERATING EXPENSES:
    Other operation and maintenance               23,244      25,140       42,777      42,451
    Depreciation and amortization                  7,358       6,651       14,270      13,231
    Income taxes                                  13,120      10,064       22,118      18,013
    Taxes other than income taxes                  5,081       4,932        9,390       8,694
                                                  48,803      46,787       88,555      82,389

UTILITY OPERATING INCOME                          24,630      21,618       43,524      40,039

INTEREST                                           4,043       4,229        8,283       8,229
OTHER                                             (1,153)       (219)      (1,655)       (100)
                                                   2,890       4,010        6,628       8,129

UTILITY INCOME                                    21,740      17,608       36,896      31,910

NONUTILITY INCOME (LOSS):
  Net EnTrade operations                               -           -            -        (341)
  Gain on sale of EnTrade (See Note 2)                 -           -            -      11,863
  Income tax on sale of EnTrade (See Note 2)           -           -            -      (4,745)
  Other - net                                        (68)        (52)         (24)       (158)

NONUTILITY INCOME (LOSS)                             (68)        (52)         (24)      6,619

INCOME BEFORE PREFERRED DIVIDENDS                 21,672      17,556       36,872      38,529
PREFERRED DIVIDEND REQUIREMENT OF
    SUBSIDIARY                                         -           -            -         285

NET INCOME                                     $  21,672   $  17,556    $  36,872   $  38,244

AVERAGE COMMON SHARES OUTSTANDING (1)             22,557      20,812       22,551      20,795
EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK (1)                           $    0.96   $    0.84    $    1.64   $    1.84

(1) Adjusted to reflect the three-for-two stock split October 1, 1993.  See Note 8.



                              INDIANA ENERGY, INC.
                             AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        (Thousands except per share data)
                                   (Unaudited)
                                                                              Twelve Months
                                                                             Ended March 31

                                                                            1994        1993
UTILITY OPERATING REVENUES                                              $ 513,049   $ 462,162
COST OF GAS                                                               317,673     286,627
MARGIN                                                                    195,376     175,535

UTILITY OPERATING EXPENSES:
    Other operation and maintenance                                        84,628      74,351
    Depreciation and amortization                                          27,845      26,096
    Income taxes                                                           19,921      16,434
    Taxes other than income taxes                                          15,224      14,128
                                                                          147,618     131,009

UTILITY OPERATING INCOME                                                   47,758      44,526

INTEREST                                                                   16,694      15,149
OTHER                                                                      (2,456)     (1,359)
                                                                           14,238      13,790

UTILITY INCOME                                                             33,520      30,736

NONUTILITY INCOME (LOSS):
  Net EnTrade operations                                                        -        (425)
  Gain on sale of EnTrade (See Note 2)                                          -      11,863
  Income tax on sale of EnTrade (See Note 2)                                    -      (4,745)
  Other - net                                                                (314)       (278)

NONUTILITY INCOME (LOSS)                                                     (314)      6,415

INCOME BEFORE PREFERRED DIVIDENDS                                          33,206      37,151
PREFERRED DIVIDEND REQUIREMENT OF
    SUBSIDIARY                                                                  -       1,140

NET INCOME                                                              $  33,206   $  36,011

AVERAGE COMMON SHARES OUTSTANDING (1)                                      22,254      20,764
EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK (1)                                                    $    1.49   $    1.73

(1) Adjusted to reflect the three-for-two stock split October 1, 1993.  See Note 8.


                                       INDIANA ENERGY, INC.
                                     AND SUBSIDIARY COMPANIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Thousands - Unaudited)

                                                                          Six Months           Twelve Months
                                                                        Ended March 31         Ended March 31
                                                                        1994      1993        1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 36,872   $ 38,244    $ 33,206   $ 36,011

   Adjustments to reconcile net income to cash
       provided from operating activities -
           Gain on sale of EnTrade (See Note 2)                            -    (11,863)          -    (11,863)
           Depreciation and amortization                              14,387     13,665      28,108     27,184
           Deferred income taxes                                       1,286        996       3,221      2,208
           Investment tax credit                                        (465)      (542)       (930)    (1,045)
           Undistributed earnings of unconsolidated affiliates            29        (22)        (43)       150
                                                                      15,237      2,234      30,356     16,634
   Changes in assets and liabilities net of effects from
       the sale of EnTrade (See Note 2) -
           Receivables - net                                         (60,355)   (74,318)    (20,034)   (42,656)
           Inventories                                                38,103     33,410      (5,945)    (3,619)
           Accounts payable, customer deposits,
              advance payments and other current liabilities          (6,700)    38,572       4,335     60,602
           Accrued taxes and interest                                  9,616     14,020       6,660      6,914
           Refundable/recoverable gas costs                           32,546     10,868       4,555      5,797
           Prepayments                                                  (756)    (1,652)        212       (830)
           Minority interest                                               -       (916)          -     (1,110)
           Other - net                                                 4,008     (2,032)      3,164     (3,629)
               Total adjustments                                      31,699     20,186      23,303     38,103
                   Net cash flows from operations                     68,571     58,430      56,509     74,114

CASH FLOWS FROM (REQUIRED FOR) FINANCING
 ACTIVITIES:
        Issuance of common stock - net                                   (95)     1,159      32,207      2,316
        Redemption of preferred stock of subsidiary                        -    (20,932)          -    (20,932)
        Sale of long-term debt                                             -     35,000           -     35,000
        Reduction in long-term debt                                  (10,000)      (721)    (10,000)   (11,388)
        Net change in short-term borrowings                           (6,452)   (30,238)      3,800          -
        Dividends on common stock                                    (11,430)   (10,219)    (22,261)   (20,188)

           Net cash flows from (required for) financing activities   (27,977)   (25,951)      3,746    (15,192)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                             (27,547)   (25,123)    (60,085)   (55,452)
    Net change in nonutility plant and other investments
        net of effects from the sale of EnTrade (See Note 2)          (2,344)      (507)     (5,936)    (1,299)
    Cash of subsidiary sold (See Note 2)                                   -     (4,936)          -     (4,936)
    Sale of Tenneco stock (See Note 2)                                     -     13,864           -     13,864

           Net cash flows required for investing activities          (29,891)   (16,702)    (66,021)   (47,823)

NET INCREASE (DECREASE) IN CASH                                       10,703     15,777      (5,766)    11,099
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                             5,188      5,880      21,657     10,558
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 15,891   $ 21,657    $ 15,891   $ 21,657


Indiana Energy, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements

1.  Financial Statements.
    The consolidated financial statements include the accounts of Indiana Energy, Inc.'s (Indiana Energy) wholly- and majority-owned subsidiaries, after elimination of intercompany transactions. The consolidated financial statements separate the regulated utility operations, principally Indiana Gas Company, Inc. (Indiana Gas) from nonutility operations. The nonutility operations include IGC Energy, Inc. (IGC Energy) and Energy Realty, Inc. (Energy Realty), indirect wholly-owned subsidiaries of Indiana Energy.

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

2.  Sale of EnTrade.
    On December 29, 1992, IGC Energy sold its interest in EnTrade Corporation (EnTrade), a marketer of gas supplies to industrial and utility customers primarily in the eastern and midwestern United States. IGC Energy received from the purchaser, Tenneco Gas Marketing Company, 341,266 shares of Tenneco Inc. common stock valued at approximately $13.9 million. This stock was subsequently sold for approximately the same amount during January 1993. The transaction resulted in a net gain after tax of $7.1 million, or approximately 33 cents per average share adjusted for the three-for-two stock split effective October 1, 1993, and has been included in nonutility income in the six-month and
    twelve-month periods ended March 31, 1993.   EnTrade's
    operations through the date of sale are reflected separately on the income statement for all periods reported.

    Pro forma operating results for Indiana Energy, assuming the sale of EnTrade occurred as of the beginning of the six- and twelve-month periods ended March 31, 1993, are shown in the following table. Earnings per average share have been adjusted to reflect the three-for-two stock split effective October 1, 1993.

                          Six Months Ended  Twelve Months Ended
     Thousands             March 31, 1993     March 31,1993

     Utility Income           $31,910            $30,736
     Nonutility Loss             (158)              (278)
     Net Income                31,467             29,318
     Earnings Per Average
      Share of Common
      Stock                    $1.51              $1.41

3.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash Flows, Indiana Energy considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                             Three Months Ended    Six Months Ended    Twelve Months Ended
                                 March 31              March 31             March 31
    Thousands                1994         1993      1994       1993     1994       1993
    Interest (net of
      amount capitalized)  $  5,987     $ 5,829   $  7,807  $  6,699  $15,114    $13,292
    Income taxes           $ 10,500     $ 8,550   $ 11,080  $ 10,743  $12,280    $14,758


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

5.  Gas in Underground Storage.
    Based on the cost of purchased gas during March 1994, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at March 31, 1994, by approximately $3,317,000.

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

                     Three Months Ended   Six Months Ended   Twelve Months Ended
                         March 31            March 31             March 31
    Thousands        1994         1993    1994       1993     1994         1993
    AFUDC-Borrowed
        Funds       $   13      $  133  $   244    $   267   $   556    $   506
    AFUDC-Equity
        Funds           11         109      200        231       455        460
    Total AFUDC
        Capitalized $   24      $  242  $   444    $   498   $ 1,011    $   966


    AFUDC amounts for the six- and twelve-month periods ended March 31, 1994, are considered more representative than the three months ended March
    31, 1994, due to an adjustment in the most recent quarter.

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

    Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Indiana Gas is currently undertaking remediation at two sites. Indiana Gas' share of remediation and related costs for these two sites has been accrued. These sites are currently being reviewed by the Indiana Department of Environmental Management.

    Indiana Gas is assessing, on a site-by-site basis, whether any of the remaining 24 sites require remediation, to what extent it is required and the estimated cost of such action. Indiana Gas' share of the estimated cost of performing these site-by-site assessments has also been accrued. Indiana Gas has completed preliminary assessments (PAs) on these sites and has completed site work for site investigations
    (SIs) at 15 of these sites. Based upon the site work completed to date, Indiana Gas believes some level of contamination may be present and ground water monitoring, at a minimum, will likely be required. As a result, Indiana Gas has accrued its share of the estimated costs of ground water monitoring for all 24 sites. The total costs which may be incurred in connection with the remediation of these 24 sites, if remedial action beyond monitoring is required, cannot be determined at this time.

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

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with gas manufacturing activities. On February 26, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to establish and implement an ongoing ratemaking mechanism that will be designed and intended to provide for the recovery of these costs. An order is not expected until later in calendar 1994. Indiana Gas has deferred all environmental costs previously paid or accrued. These costs are approximately $10.4 million (including assessment, remediation and related costs) as of March 31, 1994.

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

    Net postretirement benefit cost for the three months and six months ended March 31, 1994, consisted of the following components:


                                                     Three Months       Six Months
    Thousands                                       Ended March 31    Ended March 31
    Service cost - benefits attributed to service
        during the period                              $    310          $    744
    Interest cost on accumulated postretirement
        obligation                                          894             2,149
    Amortization of transition obligation                   617             1,483
    Net postretirement benefit cost                       1,821             4,376
    Amounts deferred pending rate recognition               935             2,652
    Actual cash payments                               $    886           $ 1,724


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

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106 relating to postretirement benefits other than pensions. Through a generic order issued on December
    30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to adopt SFAS 106 for ratemaking purposes. An order is not expected until later in calendar 1994. On November 12, 1993, Indiana
    Michigan Power Company (I & M) received an order from the IURC in its general rate case authorizing SFAS 106 to be adopted for ratemaking purposes. Indiana Gas continues to pursue full recovery of the costs of implementation of SFAS 106, however, no assurance can be given as to the ratemaking treatment for this issue.

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

13. Investment in Real Estate.
    On March 31, 1994, Energy Realty invested $2.1 million in an affordable housing partnership in Lafayette, Indiana. Energy Realty is an 84% limited partner in this partnership. Certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing project, may accrue to Energy Realty as a result of this investment. This investment is reflected in Nonutility Plant - Net on the Consolidated Balance Sheet at March 31, 1994.

14. Reclassifications.
    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on margin or net income previously reported.

Indiana Energy, Inc. and Subsidiary Companies
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

                       Earnings
    The majority of Indiana Energy Inc.'s (Indiana Energy) consolidated earnings are from the operations of its gas distribution subsidiary, Indiana Gas Company, Inc.
(Indiana Gas).  On December 29, 1992, IGC Energy, Inc.
(IGC Energy) disposed of its full investment in EnTrade
Corporation (EnTrade), resulting in a net gain after tax of $7.1 million (see "Sale of EnTrade" on pages 8 and 18).
Although Indiana Energy will continue to consider nonutility opportunities for investment, its principal business has been and will continue to be gas distribution.

    Net income and earnings per average share of common stock for the three-, six- and twelve-month periods ended
March 31, 1994, when compared to the same periods one year ago are listed below. Earnings per average share for the periods ended March 31, 1994, reflect the issuance of approximately 1.1 million shares of common stock during May 1993. Earnings per average share for the six- and twelve-month periods ended March 31, 1993, reflect approximately 33 cents per average share associated with the sale of EnTrade.


Periods Ended March 31              1994              1993
(Millions except per          Net   Earnings     Net    Earnings
share data)                 Income  Per Share   Income  Per Share

   Three Months              $21.7   $  .96      $17.6   $ .84
   Six Months                $36.9   $ 1.64      $38.2   $1.84
   Twelve Months             $33.2   $ 1.49      $36.0   $1.73

    Earnings per average share have been adjusted to reflect the three-for-two stock split effective October 1, 1993 (see Note 8).

    The following discussion of operating results relates primarily to the combined operations of Indiana Gas.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended March 31, 1994, increased
$5.0 million compared to the same period last year. The increase was primarily due to weather 6 percent colder than the same period last year and 4 percent colder than normal. Additional residential and commercial customers also contributed to the increase.
    Margin for the six-month period ended March 31, 1994, increased $9.7 million compared to the same period last year. The increase for the six-month period reflects weather 6 percent colder than the same period last year and 3 percent colder than normal. Additional residential and commercial customers, as well as the general rate increase which was implemented October 28, 1992, also contributed to the increase.

    Margin for the twelve-month period ended March 31, 1994, increased $19.8 million compared to the same period last year. The increase for the twelve-month period is attributable to the general rate increase which was implemented October 28, 1992, weather 5 percent colder than the same period last year and 4 percent colder than normal, as well as additional residential and commercial customers.

    Total system throughput (combined sales and transportation) increased 7 percent (3,198 MDth) for the second quarter of fiscal 1994, 6 percent (4,785 MDth) for the six-month period, and 6 percent (6,931 MDth) for the twelve-month period ended March 31, 1994, compared to the same periods last year. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs.
Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased increased to $3.19 for the three-month period ended March 31, 1994, compared to $2.60 for the same period one year ago. For the six-month period, cost of gas per unit increased to $3.12 in the current period compared to $2.82 for the same period last year. For the twelve-month period, cost of gas per unit increased to $3.07 in the current period compared to $2.64 for the same period last year.
Significant factors in the changes include the influence of weather on the demand for gas and the increased fixed costs per unit associated with pipeline rate cases and the restructuring prescribed by Federal Energy Regulatory
Commission Order No. 636.  (See Federal Energy Regulatory
Commission Matters.)

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made quarterly through gas cost adjustment (GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC).

                  Operating Expenses
    Operation and maintenance expenses decreased approximately $1.9 million for the three-month period ended March 31, 1994, when compared to the same period one year ago. The decrease is primarily attributable to lower provisions for uncollectible accounts and health insurance claims, offset somewhat by increased labor costs and the addition of new customers.

    Operation and maintenance expenses for the six-month period increased slightly compared to the same period one year ago. Higher labor costs and related benefits, including performance-based compensation, and the addition of new customers were offset by lower provisions for uncollectible accounts and health insurance claims.

    Operation and maintenance expenses for the twelve-month period increased approximately $10.3 million compared to the same period one year ago. The increase is attributable to increased labor and related benefits, including performance-based compensation and contract labor, as well as costs related to the addition of new customers. The increase in labor is primarily due to additional operating and maintenance projects in the last half of fiscal 1993 which had been deferred in fiscal years 1991 and 1992 because of very warm weather during those years.

    Depreciation and amortization expense increased for the three-, six- and twelve-month periods ended March 31, 1994, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes increased for the three-, six- and twelve-month periods ended March 31, 1994, when compared to the same periods one year ago due to higher taxable utility income and a higher federal tax rate.

    Taxes other than income taxes increased for the three-
, six- and twelve-month periods ended March 31, 1994, when compared to the same periods one year ago primarily due to higher gross receipts tax expenses resulting from increased revenue. Increased property tax expense, as a result of higher property tax rates and higher assessed values, also contributed to the increase for the six- and twelve-month periods.

                   Interest Expense
    Interest expense increased for the twelve-month period ended March 31, 1994, when compared to the same period one year ago primarily as the result of an increase in average debt outstanding slightly offset by a decrease in interest rates. Interest expense for the three- and six-month periods remained approximately the same when compared to the same periods one year ago.

                    Sale of EnTrade
     On December 29, 1992, IGC Energy sold its interest in
EnTrade, a marketer of gas supplies to industrial and utility customers primarily in the Eastern and Midwestern
United States. IGC Energy received from the purchaser, Tenneco Gas Marketing Company, 341,266 shares of Tenneco
Inc. common stock valued at approximately $13.9 million.
This stock was subsequently sold for approximately the same amount during January 1993. The transaction resulted in a net gain after tax of $7.1 million, or 33 cents per average common share adjusted to reflect the three-for-two stock split effective October 1, 1993, and has been included in nonutility income in the six- and twelve-month periods ended March 31, 1993. EnTrade's operations prior to the sale had no significant effect on consolidated earnings.
Other Operating Matters

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the location of former manufactured gas plants. (See Note
10.)

     Federal Energy Regulatory Commission Matters
    In accordance with Federal Energy Regulatory Commission
(FERC) Order No. 636, Indiana Gas' pipeline service providers have made a number of filings to restructure services. On May 1, 1993, Panhandle Eastern Pipe Line
Company implemented a restructured services tariff. Texas
Eastern Transmission Company's restructured tariff was implemented June 1, 1993. Indiana Gas' remaining pipeline service providers implemented restructured services on November 1, 1993. Indiana Gas' pipeline service providers have begun to seek from customers, including Indiana Gas, recovery of certain costs related to the transition to restructured services. Those costs will include certain gas supply realignment costs and are not expected to exceed $25 million.

    In February 1994, Indiana Gas included certain transition costs in a routine quarterly gas cost adjustment
(GCA) filing with the IURC. As part of that proceeding, Indiana Gas was given authority to pass the Account 191 component of such costs through to ratepayers and to employ deferred accounting for all other components of transition costs pending the IURC's consideration of Indiana Gas' request for authority to recover those costs. Indiana Gas' proposal regarding the recovery of the remaining components of transition costs, primarily gas supply realignment costs, will be evaluated and ruled upon by the IURC later this summer. The pending issues concern cost allocation among customers and whether the remaining components of transition costs are recoverable through the GCA or alternatively, through base rates.

    Indiana Gas believes these costs will be recoverable and does not expect these matters to have a material effect on its financial position or results of operation. Indiana
Gas continues to monitor developments concerning these and other pipeline issues, to participate in related negotiations and to represent its interest in pipeline matters before FERC.

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

      In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106 relating to postretirement benefits other than pensions.
Through a generic order issued on December 30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to adopt SFAS 106 for ratemaking purposes. An order is not expected until later in calendar 1994. On
November 12, 1993, Indiana Michigan Power Company (I & M) received an order from the IURC in its general rate case authorizing SFAS 106 to be adopted for ratemaking purposes. Indiana Gas continues to pursue full recovery of the costs of implementation of SFAS 106, however, no assurance can be given as to the ratemaking treatment for this issue.

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

               Investment in Real Estate
    On March 31, 1994, Energy Realty, Inc. (Energy Realty) invested $2.1 million in an affordable housing partnership in Lafayette, Indiana. Energy Realty is an 84% limited partner in this partnership. Certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing project, may accrue to Energy Realty as a result of this investment. This investment is reflected in Nonutility
Plant - Net on the Consolidated Balance Sheet at March 31,
1994.

Liquidity and Capital Resources

    New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. For the twelve months ended March 31, 1994, Indiana Gas' capital expenditures totaled $60.1 million.
Of this amount, 69 percent was provided by funds generated internally (net income plus charges not requiring funds less dividends). Capital expenditures for fiscal 1994 are estimated at $51.4 million of which $27.5 million have been expended during the six-month period ended March 31, 1994.

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

Indiana Energy, Inc. and Subsidiary Companies
Part II - Other Information

Item 4.    Submission of Matters to a Vote of Security-
Holders

   At the annual meeting of shareholders of Indiana
Energy, Inc. on January 10, 1994, (the "Annual
Meeting"), the shareholders elected the following directors by the vote specified opposite each director's name:

                                                                 Broker
Director              Votes For   Votes Withheld  Abstentions   Non-Vote
Duane M. Amundson    18,748,682      160,695           -           -
Howard J. Cofield    18,749,810      159,567           -           -
Niel C. Ellerbrook   18,756,219      153,158           -           -
Loren K. Evans       18,742,925      166,452           -           -

   The terms of the other eight board members, Gerald
L. Bepko, Lawrence A. Ferger, Anton H. George, James C.
Shook, Paul T. Baker, Otto N. Frenzel III,
Don E. Marsh and Richard P. Rechter will expire in
January 1995 or January 1996.


Item 6.    Exhibits and Reports on Form 8-K

       None

                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDIANA ENERGY,INC.
                                    Registrant




Dated May 12, 1994       /s/Niel C.Ellerbrook
                         Niel C. Ellerbrook
                         Vice President and Treasurer
                          and Chief Financial Officer



Dated May 12, 1994       /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Controller