Form 10-Q
period 1994-06-30
INDIANA ENERGY INC
filed 1994-08-11
CIK 780859

SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value      22,556,942      July 31, 1994
           Class                   Number of shares        Date

                   TABLE OF CONTENTS

                                                         Page
                                                        Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at June 30, 1994 and 1993
      and September 30, 1993

    Consolidated Statements of Income
      Three Months Ended June 30, 1994 and 1993,
      Nine Months Ended June 30, 1994 and 1993, and Twelve Months Ended June 30, 1994 and 1993

    Consolidated Statements of Cash Flows
        Nine Months Ended June 30, 1994 and 1993, and Twelve Months Ended June 30, 1994 and 1993

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K



                                       INDIANA ENERGY, INC.
                                     AND SUBSIDIARY COMPANIES

                                   CONSOLIDATED BALANCE SHEETS

                                              ASSETS
                                      (Thousands - Unaudited)



                                                           June 30          September 30
                                                        1994       1993          1993
UTILITY PLANT:
    Original cost                                    $810,925   $755,310      $773,174
    Less - Accumulated depreciation and amortization  286,510    262,952       267,629
                                                      524,415    492,358       505,545

NONUTILITY PLANT - NET                                  7,013      1,096         4,733

CURRENT ASSETS:
    Cash and cash equivalents                          33,407     38,829         5,188
    Accounts receivable, less reserves of
        $2,137, $3,320 and $2,055, respectively        29,406     22,400        14,172
    Accrued unbilled revenues                           7,913      7,390        10,748
    Materials and supplies - at average cost            3,886      4,315         3,710
    Liquefied petroleum gas - at average cost             869        831         1,019
    Gas in underground storage - at last-in,
        first-out cost                                 39,210     32,287        59,534
    Recoverable gas costs                                   -          -         7,453
    Prepayments                                           714        686           296
                                                      115,405    106,738       102,120

DEFERRED CHARGES:
    Unamortized debt discount and expense               6,378      6,744         6,614
    Other                                              16,023      9,975        12,268
                                                       22,401     16,719        18,882

                                                     $669,234   $616,911      $631,280


                                               INDIANA ENERGY, INC.
                                            AND SUBSIDIARY COMPANIES

                                          CONSOLIDATED BALANCE SHEETS

                                     SHAREHOLDERS' EQUITY AND LIABILITIES
                                            (Thousands - Unaudited)


                                                                 June 30       September 30
                                                             1994       1993        1993
CAPITALIZATION:
    Common stock - authorized 64,000,000
        shares - issued and outstanding
        22,556,942, 22,451,457, and
        22,459,916 shares, respectively (1)               $145,777   $143,294    $143,476
    Less unearned compensation - restricted stock grants     1,417        359         299
                                                           144,360    142,935     143,177
    Retained earnings                                      137,536    125,536     115,470
        Total common shareholders' equity                  281,896    268,471     258,647
    Long-term debt                                         166,816    174,901     164,901
                                                           448,712    443,372     423,548

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                                   10,213     10,000      20,000
    Notes payable                                            3,800          -      10,252
    Accounts payable                                        37,082     31,371      41,602
    Refundable gas costs                                    32,595      3,921           -
    Customer deposits and advance payments                   2,077      2,317      13,466
    Accrued taxes                                           32,690     32,974      31,579
    Accrued interest                                         5,103      5,200       3,342
    Other current liabilities                               15,495     14,760      13,515
                                                           139,055    100,543     133,756

DEFERRED CREDITS:
    Deferred income taxes (See Note 12)                     56,828     55,473      56,911
    Unamortized investment tax credit                       13,267     14,196      13,963
    Regulatory income tax liability (See Note 12)             4,789          -           -
    Other                                                    6,583      3,327       3,102
                                                            81,467     72,996      73,976

COMMITMENTS AND CONTINGENCIES (See Notes 10 & 11)                -          -           -

                                                          $669,234   $616,911    $631,280


(1) Restated to reflect the three-for-two stock split October 1, 1993.  See Note 8.


                                                 INDIANA ENERGY, INC.
                                               AND SUBSIDIARY COMPANIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                          (Thousands except per share data)
                                                     (Unaudited)

                                                     Three Months              Nine Months
                                                     Ended June 30            Ended June 30
                                                   1994        1993         1994        1993
UTILITY OPERATING REVENUES                     $  77,827   $ 101,249    $ 425,391   $ 435,042
COST OF GAS                                       41,468      63,910      256,953     275,275
MARGIN                                            36,359      37,339      168,438     159,767

UTILITY OPERATING EXPENSES:
    Other operation and maintenance               19,579      22,671       62,356      65,122
    Depreciation and amortization                  7,384       6,737       21,654      19,968
    Income taxes                                     482          98       22,600      18,111
    Taxes other than income taxes                  3,363       3,292       12,753      11,986
                                                  30,808      32,798      119,363     115,187

UTILITY OPERATING INCOME                           5,551       4,541       49,075      44,580

INTEREST                                           3,885       4,183       12,168      12,412
OTHER                                               (748)       (403)      (2,403)       (503)
                                                   3,137       3,780        9,765      11,909

UTILITY INCOME                                     2,414         761       39,310      32,671

NONUTILITY INCOME (LOSS):
  Net EnTrade operations                               -           -            -        (341)
  Gain on sale of EnTrade (See Note 2)                 -           -            -      11,863
  Income tax on sale of EnTrade (See Note 2)           -           -            -      (4,745)
  Other - net                                         21        (114)          (3)       (272)

NONUTILITY INCOME (LOSS)                              21        (114)          (3)      6,505

INCOME BEFORE PREFERRED DIVIDENDS                  2,435         647       39,307      39,176
PREFERRED DIVIDEND REQUIREMENT OF
    SUBSIDIARY                                         -           -            -         285

NET INCOME                                     $   2,435   $     647    $  39,307   $  38,891

AVERAGE COMMON SHARES OUTSTANDING (1)             22,557      21,455       22,553      21,015
EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK (1)                           $    0.11   $    0.03    $    1.74   $    1.85



(1) Adjusted to reflect the three-for-two stock split October 1, 1993.  See Note 8.


                                                 INDIANA ENERGY, INC.
                                               AND SUBSIDIARY COMPANIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                          (Thousands except per share data)
                                                     (Unaudited)

                                                                              Twelve Months
                                                                              Ended June 30
                                                                            1994        1993
UTILITY OPERATING REVENUES                                              $ 489,627   $ 491,487
COST OF GAS                                                               295,231     308,614
MARGIN                                                                    194,396     182,873

UTILITY OPERATING EXPENSES:
    Other operation and maintenance                                        81,536      78,889
    Depreciation and amortization                                          28,492      26,457
    Income taxes                                                           20,305      17,253
    Taxes other than income taxes                                          15,295      13,803
                                                                          145,628     136,402

UTILITY OPERATING INCOME                                                   48,768      46,471

INTEREST                                                                   16,396      15,743
OTHER                                                                      (2,801)     (1,342)
                                                                           13,595      14,401

UTILITY INCOME                                                             35,173      32,070

NONUTILITY INCOME (LOSS):
  Net EnTrade operations                                                        -        (532)
  Gain on sale of EnTrade (See Note 2)                                          -      11,863
  Income tax on sale of EnTrade (See Note 2)                                    -      (4,745)
  Other - net                                                                (179)       (382)

NONUTILITY INCOME (LOSS)                                                     (179)      6,204

INCOME BEFORE PREFERRED DIVIDENDS                                          34,994      38,274
PREFERRED DIVIDEND REQUIREMENT OF
    SUBSIDIARY                                                                  -         712

NET INCOME                                                              $  34,994   $  37,562

AVERAGE COMMON SHARES OUTSTANDING (1)                                      22,530      20,948
EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK (1)                                                    $    1.55   $    1.79



(1) Adjusted to reflect the three-for-two stock split October 1, 1993.  See Note 8.


                                                      INDIANA ENERGY, INC.
                                                    AND SUBSIDIARY COMPANIES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Thousands - Unaudited)

                                                                         Nine Months           Twelve Months
                                                                        Ended June 30          Ended June 30
                                                                       1994       1993        1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 39,307   $ 38,891    $ 34,994   $ 37,562

   Adjustments to reconcile net income to cash
       provided from operating activities -
           Gain on sale of EnTrade (See Note 2)                            -    (11,863)          -    (11,863)
           Depreciation and amortization                              21,826     20,474      28,738     27,307
           Deferred income taxes                                       1,930      1,494       3,367      2,276
           Investment tax credit                                        (697)      (775)       (929)      (930)
           Undistributed earnings of unconsolidated affiliates             5        (64)        (25)       (65)
                                                                      23,064      9,266      31,151     16,725
   Changes in assets and liabilities net of effects from
        the sale of EnTrade (See Note 2) -
           Receivables - net                                         (12,399)   (38,867)     (7,529)   (25,118)
           Inventories                                                20,298     16,192      (6,532)    (4,833)
           Accounts payable, customer deposits,
              advance payments and other current liabilities         (13,929)    29,472       6,206     37,094
           Accrued taxes and interest                                  2,872     14,317        (381)     7,797
           Refundable/recoverable gas costs                           40,048     (5,749)     28,674     (9,415)
           Prepayments                                                  (418)    (1,074)        (28)      (261)
           Minority interest                                               -       (916)          -     (1,039)
           Other - net                                                 4,564     (1,108)      2,455     (3,379)
             Total adjustments                                        64,100     21,533      54,016     17,571
               Net cash flow from operations                         103,407     60,424      89,010     55,133

CASH FLOWS FROM (REQUIRED FOR) FINANCING
    ACTIVITIES:
        Issuance of common stock - net                                   (95)    33,386          42     34,009
        Redemption of preferred stock of subsidiary                        -    (20,932)          -    (20,932)
        Sale of long-term debt                                         2,128     35,000       2,128     35,000
        Reduction in long-term debt                                  (10,000)      (721)    (10,000)      (841)
        Net change in short-term borrowings                           (6,452)   (30,238)      3,800     (3,552)
        Dividends on common stock                                    (17,146)   (15,342)    (22,854)   (20,434)

            Net cash flow from (required for) financing activities   (31,565)     1,153     (26,884)    23,250

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Expenditures for utility plant                                   (41,343)   (37,094)    (61,631)   (53,812)
    Net change in nonutility plant and other investments
      net of effects from the sale of EnTrade (See Note 2)            (2,280)      (462)     (5,917)    (1,067)
    Cash of subsidiary sold (See Note 2)                                   -     (4,936)          -     (4,936)
    Sale of Tenneco stock (See Note 2)                                     -     13,864           -     13,864

            Net cash flow required for investing activities          (43,623)   (28,628)    (67,548)   (45,951)

NET INCREASE (DECREASE) IN CASH                                       28,219     32,949      (5,422)    32,432
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                             5,188      5,880      38,829      6,397
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 33,407   $ 38,829    $ 33,407   $ 38,829

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

2.  Sale of EnTrade.
    On December 29, 1992, IGC Energy sold its interest in EnTrade Corporation (EnTrade), a marketer of gas supplies to industrial and utility customers primarily in the eastern and midwestern United States. IGC Energy received from the purchaser, Tenneco Gas Marketing Company, 341,266 shares of Tenneco Inc. common stock valued at approximately $13.9 million. This stock was subsequently sold for approximately the same amount during January 1993. The transaction resulted in a net gain after tax of $7.1 million, or approximately 33 cents per average share adjusted for the three-for-two stock split effective October 1, 1993, and has been included in nonutility income in the nine-month and
    twelve-month periods ended June 30, 1993.   EnTrade's
    operations through the date of sale are reflected separately on the income statement for all periods reported.

    Pro forma operating results for Indiana Energy, assuming the sale of EnTrade occurred as of the beginning of the nine- and twelve-month periods ended June 30, 1993, are shown in the following table. Earnings per average share have been adjusted to reflect the three-for-two stock split effective October 1, 1993.

                          Nine Months Ended  Twelve Months Ended
     Thousands               June 30,1993        June 30,1993

     Utility Income             $32,671             $32,070
     Nonutility Loss               (272)               (382)
     Net Income                  32,114              30,976
     Earnings Per Average
      Share of Common
      Stock                       $1.53               $1.48

3.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash Flows, Indiana Energy considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


                              Three Months Ended   Nine Months Ended  Twelve Months Ended
                                   June 30             June 30             June 30
    Thousands                 1994          1993   1994         1993  1994          1993
    Interest (net of
      amount capitalized)     $  1,596   $ 1,807   $ 9,403   $ 8,506  $14,903    $14,189
    Income taxes              $  4,800   $   500   $15,880   $11,243  $16,580    $14,342

    On December 29, 1992, IGC Energy disposed of its interest in EnTrade for approximately $13.9 million of Tenneco Inc. Common Stock which was subsequently sold for approximately the same amount during January 1993
    (see Note 2). There were no other significant noncash financing or investing activities.

4.  Revenues.
    To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

5.  Gas in Underground Storage.
    Based on the cost of purchased gas during June 1994, the cost of replacing the current portion of gas in underground storage was less than last-in, first-out cost at June 30,1994, by approximately $4,038,000. Actual cost of purchased gas is recoverable through rates in accordance with procedures approved by the Indiana Utility Regulatory Commission (IURC).

6.  Refundable or Recoverable Gas Costs.
    The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates are deferred and are being recovered or refunded in accordance with procedures approved by the IURC.

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

                               Three Months Ended    Nine Months Ended    Twelve Months Ended
                                    June 30               June 30               June 30
   Thousands                   1994        1993       1994       1993      1994         1993
    AFUDC-Borrowed
        Funds                $   48      $  146     $  292    $   413   $   458      $   526
    AFUDC-Equity Funds           39         119        239        350       375          458
    Total AFUDC Capitalized  $   87      $  265     $  531    $   763   $   833      $   984

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

9.  Long-Term Debt.
    On October 15, 1993, $10 million of 9.30% medium-term notes were redeemed.

    On May 10, 1994, Energy Realty entered into a term loan agreement to borrow $2.1 million. This loan is guaranteed by Indiana Energy. The principal is to be repaid in 10 equal annual installments with the last installment due on May 10, 2004. Interest is payable at a variable rate not to exceed 7.75 percent. The proceeds from this loan were used to finance Energy Realty's investment in an affordable housing partnership. (See Note 13.)

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

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with past gas manufacturing activities. On February 26, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to establish and implement an ongoing ratemaking mechanism that will be designed and intended to provide for the recovery of these costs. An order is not expected until later in calendar 1994. Indiana Gas has deferred all environmental costs previously paid or accrued. These costs are approximately $10.5 million (including assessment, remediation and related costs) as of June 30,1994.

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

    The following table reconciles the plan's funded status to the accrued postretirement benefit cost as reflected on the balance sheet as of October 1, 1993:

    Thousands
    Accumulated postretirement benefit obligation:
     Retirees and dependents                           $30,313
     Other fully eligible participants                   6,839
     Other active participants                          18,288
                                                        55,440
    Fair value of plan assets                                -
    Accumulated postretirement benefit obligation
     in excess of plan assets                           55,440
    Unrecognized transition obligation                  55,440
    Accrued postretirement benefit cost                $     -

    Net postretirement benefit cost for the three months and
    nine months ended June 30,  1994, consisted of the
    following components:
                                                  Three Months    Nine Months
    Thousands                                     Ended June 30   Ended June 30
    Service cost - benefits attributed to service
        during the period                           $    348         $ 1,092
    Interest cost on accumulated postretirement
        obligation                                     1,006           3,155
    Amortization of transition obligation                695           2,178
    Net postretirement benefit cost                    2,049           6,425
    Amounts deferred pending rate recognition          1,326           3,978
    Actual cash payments                            $    723         $ 2,447

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

13. Investment in Real Estate.
    On March 31, 1994, Energy Realty invested $2.1 million in an affordable housing partnership in Lafayette, Indiana. Certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing project, will accrue to Energy
    Realty as a result of this investment. Energy Realty holds an 84% limited partner interest in this partnership. As a limited partner, Energy Realty does not control the operations of the partnership, accordingly, this investment is being accounted for using the equity method, and is reflected in Nonutility
    Plant - Net on the Consolidated Balance Sheet at
    June 30, 1994.

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

    Net income and earnings per average share of common stock for the three-, nine- and twelve-month periods ended
June 30,1994, when compared to the same periods one year ago are listed below. Earnings per average share for all periods reflect the issuance of approximately 1.1 million shares of common stock during May 1993. Earnings per average share for the nine- and twelve-month periods ended
June 30, 1993, reflect approximately 33 cents per average share associated with the sale of EnTrade.


Periods Ended June 30                1994                 1993
(Millions except per            Net     Earnings     Net     Earnings
share data)                     Income  Per Share    Income  Per Share

   Three Months                  $ 2.4    $  .11      $  .6    $ .03
   Nine Months                   $39.3     $1.74      $38.9    $1.85
   Twelve Months                 $35.0     $1.55      $37.6    $1.79

    Earnings per average share have been adjusted to reflect the three-for-two stock split effective October 1, 1993 (see Note 8).

    The following discussion of operating results relates primarily to the combined operations of Indiana Gas.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended June 30,1994, decreased
$1.0 million compared to the same period last year. The decrease was primarily due to weather 6 percent warmer than the same period last year and 3 percent warmer than normal, resulting in a decrease in space heating sales during the period. Additional residential and commercial customers and additional industrial throughput partially offset the decrease.

    Margin for the nine-month period ended June 30, 1994, increased $8.7 million compared to the same period last year. The increase for the nine-month period reflects weather 5 percent colder than the same period last year and 2 percent colder than normal. Additional residential and commercial customers, as well as the general rate increase which was implemented October 28, 1992, also contributed to the increase.

    Margin for the twelve-month period ended June 30, 1994, increased $11.5 million compared to the same period last year. The increase for the twelve-month period is attributable to the general rate increase which was implemented October 28, 1992, weather 6 percent colder than the same period last year and 3 percent colder than normal, as well as additional residential and commercial customers.

    Total system throughput (combined sales and transportation) for the third quarter of fiscal 1994 was approximately equal to the same period last year. This was due to an increase in industrial throughput which offset decreases in residential and commercial space heating sales caused by warmer weather.

    Throughput increased approximately 5 percent in the nine-month and twelve-month periods (4.8 MMdth and 5.4
MMdth, respectively) when compared to the same periods last year. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $2.62 for the three-month period ended June 30, 1994, compared to $3.04 for the same period one year ago. For the nine-month period, cost of gas per unit increased to $2.99 in the current period compared to $2.88 for the same period last year. For the twelve-month period, cost of gas per unit increased to $2.98 in the current period compared to $2.82 for the same period last year.
Significant factors in the changes include the influence of weather on the demand for gas and the increased fixed costs per unit associated with pipeline rate cases and the restructuring prescribed by Federal Energy Regulatory
Commission Order No. 636.  (See Federal Energy Regulatory
Commission Matters.) Despite the increase in unit price, total cost of gas has decreased for all reporting periods when compared to the same periods one year ago as the transportation component of total system throughput has increased. While this does not impact margin, gas cost is lowered by the commodity cost on transportation units.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made quarterly through gas cost adjustment (GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC).

                  Operating Expenses
    Operation and maintenance expenses decreased approximately $3.1 million for the three-month period ended June 30, 1994, when compared to the same period one year ago. The decrease is attributable to labor and related costs in the current quarter which are lower than the levels experienced during the same quarter last year when operation and maintenance projects were in progress which had been deferred in fiscal years 1991 and 1992 because of very warm weather during those years.

    Operation and maintenance expenses for the nine-month period decreased approximately $2.8 million compared to the same period one year ago. The decrease is attributable to slightly lower labor costs for the reasons described above as well as lower provisions for health insurance claims.

    Operation and maintenance expenses for the twelve-month period increased approximately $2.6 million compared to the same period one year ago. The slight increase is attributable to costs related to the addition of new customers, including increased labor and related benefits.

    Depreciation and amortization expense increased for the three-, nine- and twelve-month periods ended June 30, 1994, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes increased for the three-, nine- and twelve-month periods ended June 30, 1994, when compared to the same periods one year ago due to higher taxable utility income and a higher federal tax rate.

    Taxes other than income taxes remained approximately the same for the three-month period ended June 30, 1994, when compared to the same period one year ago. Increased property tax expense, due to higher property tax rates and higher assessed values, and higher gross receipts tax expenses resulted in the increase for the nine- and twelve-month periods.

                   Interest Expense
    Interest expense for the three- and nine-month periods ended June 30, 1994, decreased slightly when compared to the same periods one year ago due to slightly lower interest rates. Interest expense increased for the twelve-month period when compared to the same period one year ago primarily as the result of an increase in average debt outstanding slightly offset by a decrease in interest rates.

                    Sale of EnTrade
     On December 29, 1992, IGC Energy sold its interest in
EnTrade, a marketer of gas supplies to industrial and utility customers primarily in the Eastern and Midwestern
United States. IGC Energy received from the purchaser, Tenneco Gas Marketing Company, 341,266 shares of Tenneco
Inc. common stock valued at approximately $13.9 million.
This stock was subsequently sold for approximately the same amount during January 1993. The transaction resulted in a net gain after tax of $7.1 million, or 33 cents per average common share adjusted to reflect the three-for-two stock split effective October 1, 1993, and has been included in nonutility income in the nine- and twelve-month periods ended June 30, 1993. EnTrade's operations prior to the sale had no significant effect on consolidated earnings.


Other Operating Matters

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the location of former manufactured gas plants. (See Note
10.)

     Federal Energy Regulatory Commission Matters
    In accordance with Federal Energy Regulatory Commission
(FERC) Order No. 636, Indiana Gas' pipeline service providers have made a number of filings to restructure services. On May 1, 1993, Panhandle Eastern Pipe Line
Company implemented a restructured services tariff. Texas
Eastern Transmission Company's restructured tariff was implemented June 1, 1993. Indiana Gas' remaining pipeline service providers implemented restructured services on November 1, 1993. Indiana Gas' pipeline service providers have begun to seek from customers, including Indiana Gas, recovery of certain costs related to the transition to restructured services. Those costs will include certain gas supply realignment costs and are not expected to exceed $10 million.

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

               Investment in Real Estate
    On March 31, 1994, Energy Realty, Inc. (Energy Realty) invested $2.1 million in an affordable housing partnership in Lafayette, Indiana. Certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing project, will accrue to Energy Realty as a result of this investment. Energy
Realty holds an 84% limited partner interest in this partnership. As a limited partner, Energy Realty does not control the operations of the partnership, accordingly, this investment is being accounted for using the equity method, and is reflected in Nonutility Plant - Net on the Consolidated Balance Sheet at June 30, 1994.

Liquidity and Capital Resources

    New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. For the twelve months ended June 30, 1994, Indiana Gas' capital expenditures totaled $61.6 million.
Of this amount, 70 percent was provided by funds generated internally (net income plus charges not requiring funds less dividends). Capital expenditures for fiscal 1994 are estimated at $51.4 million of which $41.3 million have been expended during the nine-month period ended June 30, 1994.

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

    On May 10, 1994, Energy Realty entered into a term loan agreement to borrow $2.1 million. This loan is guaranteed by Indiana Energy. The principal is to be repaid in 10 equal annual installments with the last installment due on May 10, 2004. Interest is payable at a variable rate not to exceed 7.75 percent. The proceeds from this loan were used to finance Energy Realty's investment in an affordable housing partnership. (See Investment in Real Estate.)

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


                         INDIANA ENERGY, INC.
                         Registrant




Dated August 11, 1994    /s/Niel C. Ellerbrook
                         Niel C. Ellerbrook
                         Vice President and Treasurer
                          and Chief Financial Officer



Dated August 11, 1994    /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Controller