Form 10-K
period 1994-09-30
INDIANA ENERGY INC
filed 1994-12-22
CIK 780859

December 22, 1994



Office of Applications and Report Services
Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

   We are transmitting herewith Indiana Energy, Inc.'s
Annual Report on Form 10-K for the fiscal year ended
September 30, 1994, pursuant to the requirements of Section
13 of the Securities Exchange Act of 1934.

   The $250.00 filing fee was transmitted via FEDWIRE on December 21, 1994.

                                   Sincerely,


                                   /s/Kathleen S. Morris
                                   Kathleen S. Morris

KSM:rs





           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                               FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1994

                                  OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 1-9091

                                 INDIANA ENERGY, INC.
        (Exact name of Registrant as specified in its charter)

            INDIANA                               35-1654378
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

       1630 North Meridian Street, Indianapolis, Indiana  46202
         (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:  317-926-3351

Securities registered pursuant to Section 12(b) of the Act:
                                      Name of each exchange on
   Title of each class                    which registered
   Indiana Energy, Inc.
Common Stock - Without Par Value      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:


                              None
                        (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X     No

   As of November 30, 1994, the aggregate market value of Common
Stock held by nonaffiliates was $346,533,463.

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock-Without par value       22,556,942      November 30, 1994
           Class                  Number of shares          Date

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

           PART III - Definitive Proxy Statement for Annual Meeting of Shareholders to be held on January 9, 1995, electronically filed with the Commission on December 2, 1994, is incorporated by reference into Part III of this report.




Table of Contents

                                                              Page
Part I
  Business
  Property
  Legal Proceedings
  Submission of Matters to a Vote of Security Holders
  Executive Officers of the Company
Part II
  Market for the Registrant's Common Equity and Related
  Stockholders Matters
  Selected Financial Data
  Management's Discussion and Analysis of Results of Operations and Financial Condition
  Financial Statements and Supplementary Data
  Changes in and Disagreements with Accountants
Part III
  Directors and Executive Officers of the Registrant
  Executive Compensation
  Securities Ownership of Certain Beneficial Owners and Management Certain Relationships and Related Transactions
Part IV
  Exhibits, Financial Statements Schedules, and Reports on Form 8-K



Part I

Item 1.   Business

     (a)  General Development of the Business.

          Indiana Energy, Inc. (Indiana Energy or the company) is a publicly owned holding company with subsidiaries in the natural gas distribution business and related services. It was incorporated under the laws of the state of Indiana on October 24, 1985, and has seven direct and indirect subsidiaries.

          Indiana Gas Company, Inc. (Indiana Gas), the principal subsidiary and business entity of the holding company, is an operating public utility engaged in the business of providing gas utility service in the state of Indiana.

          All of the outstanding capital stock of Terre Haute Gas Corporation (Terre Haute) and Richmond Gas Corporation (Richmond) was acquired by Indiana Energy on July 31, 1990. Both companies were operating public utilities engaged in the business of providing gas distribution services in Indiana. On January 21, 1991, Indiana Gas acquired from Indiana Energy all the outstanding capital stock of Terre Haute and Richmond. While these companies technically exist as separate corporate entities, their business operations have been combined with Indiana Gas' operations and the companies do business under the name of Indiana Gas.

          Indiana Energy has a wholly-owned subsidiary, IEI Investments, Inc., which was formed to group the operations and financing of nonregulated businesses and segregate them from the regulated businesses. IEI Investments has two subsidiaries, IGC Energy, Inc., and Energy Realty, Inc. On December 29, 1992, IGC Energy, Inc. sold its majority interest in EnTrade Corporation to Tenneco Gas. EnTrade was a natural gas marketing and related services company with industrial and utility customers primarily in the eastern and midwestern United States. On November 1, 1994, IGC Energy formed a new natural gas marketing subsidiary, Indiana Energy Services, Inc. (IES), which will provide natural gas services to large-volume industrial and commercial customers, as well as to small local distribution companies in Indiana. IES will initially focus it services within Indiana, assisting its customers with the acquisition of gas supply, pipeline transportation services and gas management services including nomination services, balancing services and load forecasting. IGC Energy also has an investment in Loggins, Inc., a distributor of flexible gas pipe and of products for distributing and using natural gas. The other subsidiary of IEI Investments is Energy Realty, Inc., a real estate company that owns a warehouse facility which is leased to Indiana Gas. Energy Realty also is a limited partner in an affordable housing complex.

     (c)  Narrative Description of the Business.

          At September 30, 1994, Indiana Gas supplied gas to about 442,000 customers in 281 communities in 48 of the 92 counties in the state of Indiana. The service area has a population of approximately 2 million and contains diversified manufacturing and agriculture-related enterprises. The principal industries served include automotive parts and accessories, feed, flour and grain processing, metal castings, aluminum products, gypsum products, electrical equipment, metal specialties and glass.

          The largest communities served include Muncie, Anderson, Lafayette-West Lafayette, Bloomington, Terre
          Haute, Marion, New Albany, Columbus, Jeffersonville, New Castle and Richmond. Indiana Gas does not serve in Indianapolis, although its general office is located in that city.

          For the fiscal year ended September 30, 1994, residential customers provided 59 percent of revenues, commercial 25 percent and industrial 16 percent. At such date, approximately 98 percent of Indiana Gas' customers used gas for space heating, and space heating revenues from these customers for the fiscal year were 79 percent of total operating revenues. Sales of gas are seasonal and strongly affected by variations in weather conditions. During the fiscal year ended September 30, 1994, Indiana Gas added approximately 10,400 residential and commercial customers.

          Indiana Gas sells gas directly to residential, commercial and industrial customers at approved rates. Indiana Gas also transports gas through its pipelines at approved rates to commercial and industrial customers which have purchased gas directly from producers, or through brokers and marketers. The total volumes of gas provided to both sales and transportation customers is referred to as throughput.

          Gas transported on behalf of end-use customers in fiscal 1994 represented 26 percent (30,125 MDth) of throughput compared to 11 percent (12,307 MDth) in 1993 and 13 percent (13,438 MDth) in 1992. Although revenues are lower, rates for transportation generally provide the same margins as would have been earned had the gas been sold under normal sales tariffs.

          As a result of a series of FERC orders, including Order
          No. 636, Indiana Gas now purchases all of its natural gas from producers, brokers and marketers on both short-term and medium-term contracts. Indiana Gas also has contracts with pipelines for storage and transportation of natural gas.

          Rates for gas services purchased from interstate pipeline suppliers are governed by tariffs which are subject to adjustment and approval by the Federal Energy Regulatory Commission (FERC) in accordance with the Natural Gas Act. Prices for gas purchased from gas producers and marketers are determined by market conditions. Indiana Gas' rates and charges, terms of service, accounting matters, issuance of securities, and other operational matters are regulated by the Indiana Utility Regulatory Commission (IURC).

          Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
          (GCA) procedures established by Indiana law and administered by the IURC. The IURC has applied the statute authorizing the GCA procedures to reduce rates when necessary so as to limit net operating income, after adjusting to normal weather, to the level provided in the last general rate order. On October 26, 1994, the IURC approved a stipulation and settlement agreement which provided, among other things, an increase in Indiana Gas' authorized utility operating income from $47.1 million to $51.1 million beginning in fiscal 1995. (See Item 7, 1995 Settlement Agreement.)

          Information regarding environmental matters affecting the company is incorporated herein by reference to Item 7, Environmental Matters.

          Indiana Gas had 1,129 full-time employees and 25 part-time employees as of September 30, 1994.

Item 2.   Property

          Indiana Energy owns no properties.

          The properties of Indiana Gas are used for the purchase, production, storage and distribution of gas and are located primarily within the state of Indiana. As of September 30, 1994, such properties included approximately 9,798 miles of distribution mains; 458,576 meters; seven reservoirs currently being used for the underground storage of purchased gas with approximately 108,354 acres of land held under storage easements; 10,671,831 Dth of gas in company-owned underground storage with a daily deliverability of 138,860 Dth; 20,617,050 Dth of gas in contract storage with a daily deliverability of 234,618 Dth; and five liquefied petroleum (propane) air-gas manufacturing plants with a total daily capacity of 36,700 Dth of gas.

          Indiana Gas' capital expenditures during the fiscal year ended September 30, 1994, amounted to $57.1 million.

Item 3.   Legal Proceedings

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          No matter was submitted during the fourth quarter of the fiscal year ended September 30, 1994, to a vote of security holders.

Item 4a.  Executive Officers of the Company

          As of September 30, 1994, the following individuals were Executive Officers of the company:

                               Family
                               Relation-       Office or                  Date Elected
Name                     Age    ship           Position Held              Or Appointed(1)
Lawrence A. Ferger        60    None           Indiana Energy, Inc.
                                               President and Chief
                                               Executive Officer          July 1, 1987
                                               Indiana Gas Company, Inc.
                                               President and Chief
                                               Executive Officer          July 1, 1987
                                               IEI Investments, Inc.
                                               President and Chief
                                               Executive Officer          July 1, 1987

Niel C. Ellerbrook        45    None           Indiana Energy, Inc.
                                               Vice President and
                                               Treasurer and Chief
                                               Financial Officer          Oct. 25, 1985
                                               Indiana Gas Company, Inc.
                                               Senior Vice President and
                                               Chief Financial Officer    July 1, 1987
                                               IEI Investments, Inc.
                                               Vice President and
                                               Treasurer                  May  5, 1986

Paul T. Baker             54    None           Indiana Gas Company, Inc.
                                               Senior Vice President
                                               and Chief Operating
                                               Officer                    Aug. 1, 1991
                                               Senior Vice President -
                                               Gas Supply and
                                               Customer Services          July 1, 1987

Anthony E. Ard            53    None           Indiana Gas Company, Inc.
                                               Vice President -
                                               Corporate Affairs          Jan. 11, 1993
                                               Vice President and
                                               Secretary                  Sep. 30, 1988

Carl L. Chapman           39    None           Indiana Energy, Inc.
                                               Assistant Treasurer        Jan. 9, 1989
                                               Indiana Gas Company, Inc.
                                               Vice President -
                                               Planning                   July 1, 1987


(1) Each of the officers has served continuously since the dates indicated.


Part II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

          The common stock of the company is listed on the New
          York Stock Exchange. The ranges of high and low sales prices reported in the New York Stock Exchange composite tape and dividends paid on these shares for fiscal 1993 and 1994 are shown in the following table:

         Fiscal Year 1993          High     Low  Dividend
            First Quarter        $19.83  $18.58  $.24 2/3
            Second Quarter       $23.17  $18.83  $.24 2/3
            Third Quarter        $22.50  $19.67  $.24 2/3
            Fourth Quarter       $24.83  $20.50  $.25 1/2

         Fiscal Year 1994          High     Low  Dividend
            First Quarter       $23 5/8 $19 1/2  $.25 1/2
            Second Quarter      $23 1/4 $   19   $.25 1/2
            Third Quarter       $20 7/8 $   18   $.25 1/2
            Fourth Quarter      $20 1/8 $18 3/8  $.26 1/2

          Cash dividends on common stock are considered quarterly by the board of directors and historically have been paid on March 1, June 1, September 1 and December 1 of each year. At the end of fiscal 1994, there were 11,369 individual and institutional investors who were shareholders of record.

Item 6.   Selected Financial Data

                         INDIANA ENERGY, INC.
                       AND SUBSIDIARY COMPANIES
                              (Thousands)

Year Ended September 30             1994   1993(4)      1992      1991   1990(3)
Utility operating revenues      $475,297  $499,278  $411,260  $389,550  $353,078
Margin                           194,309   185,725   160,333   153,037   142,821
Utility operating expenses       146,466   141,452   122,206   117,421   111,326
Utility operating income          47,843    44,273    38,127    35,616    31,495
Interest and other                13,247    15,739    12,384    12,330     9,238
Utility income                    34,596    28,534    25,743    23,286    22,257
Nonutility income (loss)            (155)    6,329       (64)    1,475     1,202
Preferred dividend requirement
  of subsidiary                        -       285     1,710     1,710     1,710
Net income                      $ 34,441  $ 34,578  $ 23,969  $ 23,051  $ 21,749


Earnings per average share
  of common stock (1)           $   1.53  $   1.62  $   1.16  $   1.12  $   1.26
Dividends per share of
  common stock (1)              $   1.03  $.99 1/2  $.95 2/3  $.91 2/3  $.86 2/3


Common shareholders' equity     $271,245  $258,647  $212,310  $206,026  $201,117
Redeemable preferred
  shareholders' equity                 -         -    20,000    20,000    20,000
Long-term debt (2)               158,979   184,901   150,311   164,635   129,011
                                $430,224  $443,548  $382,621  $390,661  $350,128
Total throughput (MDth)          116,285   111,354   101,985    97,503    90,219

Annual heating degree days as
  a percent of normal                102%       99%       90%       87%       95%

Utility customers served
  at end of period               441,765   431,334   420,665   411,855   402,875
Total Assets at Year-End        $666,813  $631,280  $627,719  $556,008  $544,094

(1)  Adjusted to reflect the three-for-two stock split October 1, 1993.
(2)  Includes current maturities, excludes sinking fund requirements.
(3) Includes consolidation of EnTrade Corporation, a majority-owned subsidiary, beginning January 1990, and Richmond Gas Corporation and Terre Haute Gas
     Corporation beginning August 1990.
(4) Reflects the sale by IGC Energy, Inc. of its interest in EnTrade Corporation on December 29, 1992.


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

         Results of Operations

         The majority of Indiana Energy, Inc.'s (the company) consolidated earnings are from the operations of its gas distribution subsidiary, Indiana Gas Company, Inc. Though Indiana Energy will continue to consider nonutility opportunities for investment, its principal business is expected to continue to be gas distribution. The following discussion of operating results relates primarily to the operations of Indiana Gas.

         Earnings
         While net income for fiscal 1994 remained approximately the same when compared to fiscal 1993, utility income increased 21 percent ($6.1 million) when compared to last year. The increase reflects weather that was 4 percent colder than last year, additional residential and commercial customers and a decrease in operation and maintenance expenses. Net income for fiscal 1993 includes the net gain on the sale of EnTrade of $7.1 million, or 33 cents per average share.

         Net income increased in fiscal 1993, when compared to fiscal 1992, due to an 11 percent ($2.8 million) increase in utility income and the gain associated with the sale of EnTrade. The increase in utility income was due to implementation of the October 1992 general rate increase and weather that was 9 percent colder than the previous year, partially offset by increased operation and maintenance expenses.

         Utility income, net income and earnings per average share of common stock for the last three fiscal years are summarized below:

                                                       1994   1993   1992
         Utility income (millions of dollars)         $34.6  $28.5  $25.7
         Net income (millions of dollars)             $34.4  $34.6  $24.0
         Earnings per average share of common stock   $1.53  $1.62  $1.16

         Dividends
         On July 29, 1994, the board of directors of the company increased the quarterly dividend on common stock to 26 1/2 cents per share from 25 1/2 cents per share. This resulted in total dividends paid in 1994 of $1.03 compared to 99 1/2 cents in 1993. This is the 22nd consecutive year that the company's dividends paid on common stock increased over the previous year.

         Margins (Revenues Less Cost of Gas)
         In 1994, margins increased 5 percent ($8.6 million) when compared to 1993. The increase reflects weather that was 4 percent colder than last year and 2 percent colder than normal, as well as additional residential and commercial customers.

         In 1993, margins increased 16 percent ($25.4 million) when compared to 1992. The increase reflects a general rate increase implemented in October 1992, volume increases driven by additional customers and weather 9 percent colder than the previous year but 1 percent warmer than normal.

         Total system throughput (combined sales and transportation) increased 4 percent (4.9 MMDth) in 1994 compared to 1993 and increased 9 percent (9.4 MMDth) in 1993 compared to 1992. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

         Total average cost per dekatherm of gas purchased (average commodity and demand) remained about the same for 1994 as compared to 1993. Increased fixed costs per dekatherm associated with pipeline rate cases and the restructuring prescribed by Federal Energy Regulatory Commission (FERC) Order No. 636 were offset by lower commodity costs (see Federal Energy Regulatory Commission Matters).

         Total average cost per dekatherm of gas purchased increased to $2.90 in 1993 from $2.65 in 1992. The increase can be attributed to higher commodity costs in 1993 than in the previous year, slightly offset by increased purchases from producers and marketers.

         Operating Expenses
         Operation and maintenance expenses decreased approximately $2.3 million in 1994 when compared to 1993. The decrease is primarily attributable to labor and related costs which are lower than the levels in 1993 when additional operation and maintenance projects were in progress.

         Operation and maintenance expenses increased approximately $13.4 million in 1993 compared to 1992. During 1992 and 1991, Indiana Gas intensified cost containment programs and also postponed a number of non-critical operating and maintenance projects in an effort to partially offset the impact of very warm weather during those years. With the colder weather of 1993 and the general rate increase came the necessary financial resources to significantly increase the expenditures on operations and maintenance, including those projects previously deferred. Increased throughput volumes and revenues, better financial results and higher levels of operation and maintenance activity resulted in cost increases for labor and related benefits, including performance-based compensation, services, materials and supplies, advertising, collection costs and bad debt expenses.

         Depreciation and amortization expense increased in 1994 and 1993 as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

         Federal and state income taxes increased in 1994 and 1993 due to higher taxable utility income and an increase in the federal tax rate resulting from the Omnibus Budget Reconciliation Act of 1993 (see Income Taxes).

         Taxes other than income taxes increased in 1994 and 1993 as the result of increased property tax expense, due to higher property tax rates and higher assessed values, and as the result of higher gross receipts tax expenses.

         Interest Expense
         Interest expense decreased in 1994 due to slightly lower interest rates. Interest expense increased in 1993 as the result of increases in average debt outstanding slightly offset by decreases in interest rates.

         Sale of EnTrade
         On December 29, 1992, IGC Energy sold its interest in EnTrade, a marketer of gas supplies to industrial and utility customers, for approximately $13.9 million. The transaction resulted in a net gain after tax of $7.1 million, or 33 cents per average common share, and has been included in nonutility income in fiscal 1993.

         Other Operating Matters

         Gas Cost Adjustment
         Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
         (GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission (IURC). The GCA passes through increases and decreases in cost of gas to Indiana Gas' customers dollar for dollar.

         In addition, the IURC has applied the statute authorizing the GCA procedures to reduce rates when necessary so as to limit utility operating income, after adjusting to normal weather, to the level provided in the last general rate order.

         1995 Settlement Agreement
         During 1994, Indiana Gas, the Office of Utility Consumer Counselor (OUCC) and a group of large-volume users entered a series of negotiations designed to increase Indiana Gas' opportunity to earn on its recent capital investments while avoiding the necessity of a general rate filing. As a result of these negotiations, the IURC approved on October 26, 1994, a stipulation and settlement agreement which provided, among other things, for the following: (1) an increase in Indiana Gas' authorized utility operating income from $47.1 million to $51.1 million beginning in fiscal 1995; (2) with certain specified exceptions, Indiana Gas may not file a petition to increase its base rates until September 1, 1995; and (3) an agreement to a number of operational and other service enhancements for large-volume customers.

         Furthermore, as part of the agreement, the OUCC agreed to perform another investigation during fiscal year
         1995 to consider an additional increase to Indiana Gas' authorized utility operating income.

         Environmental Matters
         In the past, Indiana Gas and others, including its predecessors, former affiliates and/or previous landowners, operated facilities for the manufacturing of gas and storage of manufactured gas. These facilities are no longer in operation and have not been operated for many years. In the manufacture and storage of such gas, various byproducts were produced, some of which may still be present at the sites where these manufactured gas plants and storage facilities were located. While management believes those operations were conducted in accordance with the then-applicable industry standards, under currently applicable environmental laws and regulations, Indiana Gas, and the others, may now be required to take remedial action if certain materials are found at these sites.

         Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Various stages of investigation and remediation activities are under way at these sites. Indiana Gas has deferred all environmental costs previously paid or accrued. These costs are approximately $12 million (including assessment, remediation and related costs) as of September 30, 1994.

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

         For further information regarding the status of investigation and remediation of the sites, financial reporting, ratemaking and other potentially responsible parties, see Item 8, Note 11.

         Federal Energy Regulatory Commission Matters
         In accordance with FERC Order No. 636, Indiana Gas' pipeline service providers have made a number of filings to restructure services. On May 1, 1993, Panhandle Eastern Pipe Line Company implemented a restructured services tariff. Texas Eastern Transmission Corporation's restructured tariff was implemented June 1, 1993. Indiana Gas' remaining pipeline service providers implemented restructured services on November 1, 1993. Indiana Gas' pipeline service providers have begun to seek from customers, including Indiana Gas, recovery of certain costs related to the transition to restructured services. Those costs will include certain gas supply realignment costs and are not currently expected to exceed $10 million.

         In a recent order involving another gas utility in Indiana, the IURC determined that FERC Order No. 636 transition costs are recoverable as gas costs through the quarterly GCA process. Given this determination, Indiana Gas expects that transition costs it is assessed by its pipeline suppliers will be recovered through the quarterly GCA process.

         Indiana Gas continues to monitor developments concerning these and other pipeline issues, to participate in related negotiations and to represent its interest in pipeline matters before FERC.

         Postretirement Benefits Other Than Pensions
         Effective October 1, 1993, Indiana Gas adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). SFAS 106 requires accounting for the costs of postretirement health care and life insurance benefits on the accrual basis. This means the costs of benefits paid in the future are recognized during the years that an employee provides service to Indiana Gas rather than the "pay-as-you-go" (cash) basis (see Item 8, Note 8).

         In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106. Through a generic order issued on December 30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to adopt SFAS 106 for ratemaking purposes. Indiana Gas' order is not expected until later in calendar 1994, however, recent orders for other public utilities regulated by the IURC have authorized SFAS 106 to be adopted for ratemaking purposes.

         Postemployment Benefits
         In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (SFAS 112). The statement will be adopted by Indiana Gas effective October 1, 1994. SFAS 112 requires employers to adopt accrual accounting for workers' compensation, disability, severance pay and other benefits provided to former or inactive employees after employment but before retirement. Adoption of the statement will not materially affect Indiana Gas' financial position or results of operations.

         Income Taxes
         A federal corporate tax rate of 35 percent, resulting from the Omnibus Budget Reconciliation Act of 1993, was in effect for all of the company's fiscal year of 1994 as compared to a weighted average federal corporate tax rate of 34.75 percent in 1993. The federal corporate tax rate in effect for fiscal 1992 was 34 percent.

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

         Due to the effects of regulation, Indiana Gas is not permitted to recognize the effect of a tax rate change as income but is required to reduce tariff rates to return the "excess" deferred income taxes to ratepayers over the remaining life of the properties that give rise to the taxes. Therefore, the cumulative effect of a change in accounting principle upon the initial application of SFAS 109 resulted in no impact on earnings.


         Investment in Real Estate
         On March 31, 1994, Energy Realty, Inc. invested $2.1 million in an affordable housing partnership in Lafayette, Indiana. Certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing project, will accrue to Energy Realty as a result of this investment. Energy Realty holds an 84-percent limited partner interest in this partnership. As a limited partner, Energy Realty does not control the operations of the partnership. Accordingly, this investment is being accounted for using the equity method. It is reflected in "Nonutility Plant and Other Investments - Net" on the Consolidated Balance Sheet at September 30, 1994.


         Liquidity and Capital Resources

         New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. Indiana Gas' goal is to internally fund approximately 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa3 by Moody's Investors Service and AA- by Standard & Poor's Corporation and Duff & Phelps.

         Total capital required to fund both capital expenditures and refinancing requirements for 1993 and 1994, along with estimated amounts for 1995 through 1997, are as follows:

         Thousands                    1993     1994     1995     1996     1997
         Capital expenditures      $57,000  $57,100  $54,700  $56,600  $61,600
         Refinancing requirements   20,000   28,100      200      200      200
                                   $77,000  $85,200  $54,900  $56,800  $61,800

       In 1994, 75 percent of Indiana Gas' capital expenditures was provided by funds generated internally (utility income less dividends plus charges to utility income not requiring funds). In 1993, 62 percent of capital expenditures was provided by funds generated internally. This percentage was lower than the target as a result of completing significant upgrades to the gas distribution system to allow for greater operating flexibility in the FERC Order 636 environment.

       Capitalization objectives for Indiana Gas are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt. Consolidated capitalization ratios are generally expected to be similar to those of Indiana Gas, but may vary from time to time, depending on particular business opportunities. The company's common equity component was 63 percent of total capitalization at September 30, 1994.

       In 1994, externally funded capital expenditures and the redemptions discussed below were financed primarily through short-term debt and changes in working capital. No significant permanent financing was done during the year.

       On October 1, 1993, Indiana Energy split its common stock three-for-two as authorized by the company's board of directors on July 30, 1993.

       On October 15, 1993, $10 million of 9.30% medium-term notes were redeemed.

       On September 15, 1994, $10 million of 6.80% Notes,
       Series C, were redeemed.

       During September 1994, $8.05 million of the outstanding
       9 3/8% Series M, First Mortgage Bonds were retired.

       Indiana Gas received an order on August 17, 1994, from the IURC for authorization to issue up to $125 million in the aggregate in the form of debt securities and common stock or a combination thereof. Indiana Gas intends to implement a medium-term note program during fiscal 1995.

       The nature of Indiana Gas' business creates large short-term cash working capital requirements primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage and capital expenditures until permanently financed. Short-term borrowings tend to be greatest during the heating season when accounts receivable and unbilled utility revenues are at their highest. Depending on cost, commercial paper or bank lines of credit are used as sources of short-term financing. Indiana Gas' commercial paper is rated P-1 by Moody's and A-1+ by Standard & Poor's. Long-term financial strength and flexibility require maintaining throughput volumes, controlling costs and, if absolutely necessary, securing timely increases in rates to recover costs and provide a fair and reasonable return to shareholders.

Item 8. Financial Statements and Supplementary Data

        Management's Responsibility for Financial Statements

        The management of the company is responsible for the preparation of the consolidated financial statements and the related financial data contained in this report. The financial statements are prepared in conformity with generally accepted accounting principles and follow accounting policies and principles applicable to regulated public utilities.

        The integrity and objectivity of the data in this report, including required estimates and judgements, are the responsibility of management. Management maintains a system of internal controls and utilizes an internal auditing program to provide reasonable assurance of compliance with company policies and procedures and the safeguard of assets.

        The board of directors pursues its responsibility for these financial statements through its audit committee, which meets periodically with management, the internal auditors and the independent auditors, to assure that each is carrying out its responsibilities. Both the internal auditors and the independent auditors meet with the audit committee, with and without management representatives present, to discuss the scope and results of their audits, their comments on the adequacy of internal accounting controls and the quality of financial reporting.


                                    /s/Niel C. Ellerbrook
                                    Niel C. Ellerbrook
                                    Vice President and Treasurer
                                    and Chief Financial Officer




        Report of Independent Public Accountants

        To the Shareholders and Board of Directors of Indiana
        Energy, Inc.:

        We have audited the accompanying consolidated balance sheets and schedules of long-term debt of Indiana Energy, Inc. (an Indiana corporation) and subsidiary companies as of September 30, 1994, and 1993, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended September 30, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Energy, Inc. and subsidiary companies, as of September 30, 1994, and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles.


        /s/Arthur Andersen LLP
        Arthur Andersen LLP

        Indianapolis, Indiana
        October 28, 1994

    Indiana Energy, Inc. and Subsidiary Companies
    CONSOLIDATED STATEMENTS OF INCOME
    Year Ended September 30
    (Thousands except per share amounts)                    1994           1993           1992
    UTILITY INCOME
    Utility Operating Revenues                        $  475,297     $  499,278     $  411,260
    Cost of gas                                          280,988        313,553        250,927
    Margin                                               194,309        185,725        160,333
    Utility Operating Expenses
    Other operation and maintenance                       81,982         84,302         70,866
    Depreciation and amortization                         29,177         26,806         25,136
    Income taxes                                          19,467         15,816         13,892
    Taxes other than income taxes                         15,840         14,528         12,312
                                                         146,466        141,452        122,206
    Utility Operating Income                              47,843         44,273         38,127
    Interest Expense                                      16,037         16,640         14,556
    Other                                                 (2,790)          (901)        (2,172)
                                                          13,247         15,739         12,384
    Utility Income                                        34,596         28,534         25,743
    NONUTILITY OPERATIONS
    EnTrade's Operations
      Gas marketing revenues                                   -        213,771        394,097
      Costs and expenses                                       -       (215,594)      (395,378)
      Interest expense                                         -           (180)           (68)
      Income taxes                                             -             51           (306)
      Other - net                                              -          1,474          2,002
      Minority interest                                        -            137            (95)
    Net EnTrade Operations                                     -           (341)           252
    Gain on sale of EnTrade                                    -         11,863              -
    Income tax on sale of EnTrade                              -         (4,745)             -
    Other - net                                             (155)          (448)          (316)
    Nonutility Income (Loss)                                (155)         6,329            (64)

    Income Before Preferred Dividends                     34,441         34,863         25,679
    Preferred Dividend Requirement of Subsidiary               -            285          1,710
    Net Income                                        $   34,441     $   34,578     $   23,969

    Average Common Shares Outstanding  (1)                22,554         21,376         20,706

    Earnings per Average Share of Common Stock (1)         $1.53          $1.62          $1.16

    (1) Adjusted to reflect the three-for-two stock split October 1, 1993.
    The accompanying notes are an integral part of these statements.

    Indiana Energy, Inc. and Subsidiary Companies
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    Year Ended September 30
    (Thousands)                                                     1994           1993           1992
    Cash Flows From Operating Activities
    Net Income                                                $   34,441     $   34,578     $   23,969
    Adjustments to reconcile net income to cash
        provided from operating activities
    Gain on sale of EnTrade                                            -        (11,863)             -
    Depreciation and amortization                                 29,404         27,386         26,395
    Deferred income taxes                                          3,273          2,931          2,073
    Investment tax credit                                           (930)        (1,007)          (929)
    Undistributed earnings of unconsolidated affiliates              (81)           (94)           163
                                                                  31,666         17,353         27,702

    Changes in assets and liabilities net of effects
     from the sale of EnTrade
    Receivables - net                                              4,062        (33,997)       (27,048)
    Inventories                                                   (5,093)       (10,638)       (19,116)
    Accounts payable, customer deposits, advance
        payments and other current liabilities                    (7,206)        49,607         39,476
    Accrued taxes and interest                                   (11,782)        11,064          4,709
    Recoverable/refundable gas costs                              39,048        (17,123)         6,805
    Other - net                                                    4,179         (5,191)        (1,976)
    Total adjustments                                             54,874         11,075         30,552
    Net cash flows from operations                                89,315         45,653         54,521
    Cash Flows From (Required For) Financing Activities
    Issuance of common stock - net                                   (95)        33,460          1,699
    Redemption of preferred stock of subsidiary                        -        (20,932)             -
    Sale of long-term debt                                         2,128         35,000              -
    Reduction in long-term debt                                  (28,050)          (721)       (14,544)
    Net change in short-term borrowings                           24,098        (19,986)        28,088
    Dividends on common stock                                    (23,086)       (21,050)       (19,713)
    Net cash flows from (required for) financing activities      (25,005)         5,771         (4,470)
    Cash Flows Required For Investing Activities
    Capital expenditures                                         (57,138)       (56,945)       (59,060)
    Net change in nonutility plant and other investments
       net of effects from the sale of EnTrade                    (2,172)        (4,099)           (10)
    Cash of subsidiary sold                                            -         (4,936)             -
    Sale of Tenneco stock                                              -         13,864              -
    Net cash flows required for investing activities             (59,310)       (52,116)       (59,070)
    Net Increase (Decrease) in Cash                                5,000           (692)        (9,019)
    Cash and Cash Equivalents at Beginning of Period               5,188          5,880         14,899
    Cash and Cash Equivalents at End of Period                $   10,188     $    5,188     $    5,880



    The accompanying notes are an integral part of these statements.

Indiana Energy, Inc. and Subsidiary Companies
CONSOLIDATED BALANCE SHEETS
(Thousands)
September 30                                                  1994           1993
Assets
UTILITY PLANT
Original cost                                           $  824,839      $  773,174
Less - Accumulated depreciation and amortization           291,823         267,629
                                                           533,016         505,545
NONUTILITY PLANT AND OTHER INVESTMENTS - NET                 6,905           4,733
CURRENT ASSETS
Cash and cash equivalents                                   10,188           5,188
Accounts receivable, less reserves of
    $1,238 and $2,055, respectively:                        14,251          14,172
Accrued unbilled revenues                                    6,607          10,748
Materials and supplies - at average cost                     3,663           3,710
Liquefied petroleum gas - at average cost                      940           1,019
Gas in underground storage - at last-in,
    first-out cost                                          64,753          59,534
Recoverable gas costs                                            -           7,453
Prepayments and other                                          244             296
                                                           100,646         102,120
DEFERRED CHARGES
Unamortized debt discount and expense                        6,892           6,614
Environmental costs (See Note 11)                           11,925           9,045
Other                                                        7,429           3,223
                                                            26,246          18,882
                                                        $  666,813      $  631,280


Shareholders' Equity and Liabilities
CAPITALIZATION
Common stock (no par value)  - authorized 64,000,000
    shares - issued and outstanding
    22,556,942 and 22,459,916 shares,
    respectively (1)                                    $  145,777      $  143,476
Less unearned compensation - restricted
    stock grants                                             1,262             299
                                                           144,515         143,177
Retained earnings                                          126,730         115,470
Total common shareholders' equity                          271,245         258,647
Long-term debt (see schedule)                              158,766         164,901
                                                           430,011         423,548

CURRENT LIABILITIES
Maturities and sinking fund requirements
    of long-term debt                                          213          20,000
Notes payable                                               34,350          10,252
Accounts payable                                            34,633          41,602
Refundable gas costs                                        31,595               -
Customer deposits and advance payments                      12,594          13,466
Accrued taxes                                               20,291          31,579
Accrued interest                                             2,848           3,342
Other current liabilities                                   14,150          13,515
                                                           150,674         133,756
DEFERRED CREDITS
Deferred income taxes (See Note 12)                         59,887          56,911
Unamortized investment tax credit                           13,033          13,963
Regulatory income tax liability (See Note 12)                4,787               -
Other                                                        8,421           3,102
                                                            86,128          73,976
COMMITMENTS AND CONTINGENCIES (See Notes 10 & 11)                -               -
                                                        $  666,813      $  631,280

(1) Restated to reflect the three-for-two stock split October 1, 1993.
The accompanying notes are an integral part of these statements.


    Indiana Energy, Inc. and Subsidiary Companies
    CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
    (Thousands except shares)


                                                         Common Stock
                                                                                     Restricted    Retained
                                                          Shares (1)      Amount    Stock Grants   Earnings      Total
    Balance at September 30, 1991                         20,672,376      $106,844        ($694)     $99,876     $206,026
      Net Income                                                                                      23,969       23,969
      Common stock dividends ($.95 2/3 per share)                                                    (19,713)     (19,713)
      Dividend reinvestment and stock purchase plan           89,718         1,699                                  1,699
      Common stock issuances for Executives' and
        Directors' stock plans net of amortization             6,534           122          207                       329

    Balance at September 30, 1992                         20,768,628       108,665         (487)     104,132      212,310
      Net Income                                                                                      34,578       34,578
      Common stock dividends ($.99 1/2 per share)                                                    (21,050)     (21,050)
      Issuance of common stock                             1,581,900        32,561                                 32,561
      Common stock issuance expense                                                                   (1,258)      (1,258)
      Premium on redemption of preferred stock                                                          (932)        (932)
      Dividend reinvestment and stock purchase plan          104,562         2,157                                  2,157
      Common stock issuances for Executives' and
        Directors' stock plans net of amortization             4,826            93          188                       281

    Balance at September 30, 1993                         22,459,916       143,476         (299)     115,470      258,647
    Net Income                                                                                        34,441       34,441
    Common stock dividends ($1.03 per share)                                                         (23,086)     (23,086)
    Common stock issuances for Executives' and
        Directors' stock plans net of amortization            97,502         2,301         (963)                    1,338
    Other                                                       (476)                                    (95)         (95)

    Balance at September 30, 1994                         22,556,942      $145,777      ($1,262)    $126,730     $271,245


    (1)  Adjusted to reflect the three-for-two stock split October 1, 1993.
    The accompanying notes are an integral part of these statements.

    Indiana Energy, Inc. and Subsidiary Companies
    CONSOLIDATED SCHEDULES OF LONG-TERM DEBT
    (Thousands)
    September 30                                                   1994            1993
    First Mortgage Bonds - Utility

    9 3/8% Series M, due July 15, 2016                       $   21,950      $   30,000


    Unsecured Notes Payable - Utility
    9.30%, due October 15, 1993                                       -          10,000
    6.80% Series C, due September 15, 1994                            -          10,000
    6 5/8% Series D, due December 1, 1997                        35,000          35,000
    8.90%, due July 15, 1999                                     10,000          10,000
    9 3/8%, due January 15, 2021                                 25,000          25,000
    9 1/8% Series A, due February 15, 2021                       40,000          40,000
    8 1/2% Series B Debentures, due September 15, 2021           24,901          24,901
                                                                134,901         154,901

    Unsecured Note Payable - Nonutility
    Variable rate term loan, due May 10, 2004                     2,128               -

                                                                158,979         184,901
    Less - Maturities and sinking fund requirements                 213          20,000
                                                             $  158,766      $  164,901


    The accompanying notes are an integral part of these statements.


       Notes to Consolidated Financial Statements

       1.   Summary of Significant Accounting Practices

       A.  Consolidation
       The consolidated financial statements include the accounts of Indiana Energy, Inc. (the company) and its wholly and majority-owned subsidiaries, after elimination of intercompany transactions. The consolidated financial statements separate the regulated utilities, which consist of Indiana Gas Company, Inc., Terre Haute Gas Corporation and Richmond Gas Corporation, from nonutility operations. These regulated utilities, which are doing business as Indiana Gas, provide natural gas and transportation services to a diversified base of customers in 281 communities in 48 of Indiana's 92 counties. The nonutility income includes EnTrade Corporation's operations through December 29, 1992, as well as the fiscal 1993 gain on the sale of EnTrade (see Note 2). IGC Energy, Inc. and Energy Realty, Inc., indirect wholly-owned subsidiaries of Indiana Energy, are also included in nonutility income.

       Investments in limited partnerships and in the common stock of less than majority-owned affiliates are accounted for on the equity method.

       B.  Utility Plant and Depreciation
       Except as described below, utility plant is stated at the original cost and includes allocations of payroll-related costs and administrative and general expenses, as well as an allowance for the cost of funds used during construction. When a depreciable unit of property is retired, the cost is credited to utility plant and charged to accumulated depreciation together with the cost of removal, less any salvage. No gain or loss is recognized upon normal retirement.

       Provisions for depreciation of utility property are determined by applying straight-line rates to the original cost of the various classifications of property. The average depreciation rate was approximately 4.1 percent for 1994, 1993 and 1992.

       Cost in excess of underlying book value of acquired gas distribution companies is reflected as a component of utility plant and is being amortized primarily over 40 years.

       C.  Unamortized Debt Discount and Expense
       As part of an August 17, 1994, order from the Indiana Utility Regulatory Commission (IURC), Indiana Gas received authority to amortize over a 15-year period the debt discount and expense related to new debt issues and future premiums paid for debt reacquired in connection with refinancing. Debt discount and expense for issues in place prior to this order are being amortized over the lives of the related issues. Premiums paid prior to this order for debt reacquired in connection with refinancing are being amortized over the life of the refunding issue. Gains or losses realized from reacquisition of debt for sinking fund purposes are included in "Other" on the Consolidated Statements of Income.

       D.  Cash Flow Information
       For the purposes of the Consolidated Statements of Cash Flows, the company considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

       Thousands                                 1994      1993      1992
       Interest (net of amount capitalized)   $15,310   $14,006   $13,699
       Income taxes                           $23,880   $11,943   $ 8,612

       During fiscal 1993, IGC Energy sold its interest in EnTrade for approximately $13.9 million of Tenneco Inc.
       common stock, which was subsequently sold for approximately the same amount (see Note 2). There were no other significant non-cash activities.

       E.  Revenues
       To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

       F.  Gas in Underground Storage
       Based on the cost of purchased gas during September 1994, the cost of replacing the current portion of gas in underground storage was less than last-in, first-out cost at September 30, 1994, by approximately $7,164,000.

       G.  Refundable or Recoverable Gas Cost
       The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates, are deferred and are being recovered or refunded in accordance with procedures approved by the IURC.

       H.  Allowance For Funds Used During Construction
       An allowance for funds used during construction (AFUDC), which represents the cost of borrowed and equity funds used for construction purposes, is charged to construction work in progress during the period of construction and included in "Other" on the Consolidated Statements of Income. An annual AFUDC rate of 7.5 percent was used in 1994 and 1993, however, in 1992 the rate was 10 percent due primarily to higher interest rates.

       The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

       Thousands                           1994     1993     1992
       AFUDC - borrowed funds           $   355  $   579  $   481
       AFUDC - equity funds                 290      486      617
       Total AFUDC capitalized          $   645   $1,065   $1,098


       I.   Capital Expenditures
       Indiana Gas' utility capital expenditure requirements for 1994 were $57.1 million and are estimated to be about $54.7 million for 1995. Capital expenditure programs are funded by internally generated funds, short-term borrowings and permanent financing.

       J.  Reclassifications
       Certain reclassifications have been made in the company's financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

       2.   Sale of EnTrade

       On December 29, 1992, IGC Energy sold its interest in EnTrade, a marketer of gas supplies to industrial and utility customers, for approximately $13.9 million. The transaction resulted in a net gain after tax of $7.1 million, or 33 cents per average share, and has been included in nonutility income in fiscal 1993. EnTrade's operations through the date of sale are reflected separately on the income statement for all periods reported.

       Pro forma operating results for Indiana Energy, assuming the sale of EnTrade occurred as of the beginning of 1992, are shown in the following table.

         Thousands (Except Per Share Data)               1993      1992
         Utility income                               $28,534   $25,743
         Nonutility income (loss)                        (448)     (316)
         Net income                                   $27,801   $23,717
         Earnings per average share of common stock   $  1.30   $  1.15

       3.   Fair Value of Financial Instruments

       The estimated fair values of the company's financial instruments were as follows:

                                          September 30, 1994   September 30, 1993
                                          Carrying    Fair     Carrying    Fair
       Thousands                          Amount      Value    Amount      Value
       Cash and cash equivalents          $ 10,188  $ 10,188   $  5,188   $  5,188
       Notes payable                      $ 34,350  $ 34,350   $ 10,252   $ 10,252
       Long-term debt (includes amounts
       due within one year)               $158,979  $162,570   $184,901   $212,500

       Certain methods and assumptions must be used to estimate the fair value of financial instruments. Because of the short maturity of cash and cash equivalents and notes payable, the carrying amounts approximate fair values for these financial instruments. The fair value of the company's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the company for debt of the same remaining maturities.

       Under current regulatory treatment, call premiums on reacquisition of long-term debt are generally recovered in customer rates over the life of the refunding issue or over a 15-year period (see Note 1C). Accordingly, any reacquisition would not be expected to have a material effect on the company's financial position or results of operations.

       4.   Short-Term Borrowings

       Indiana Gas has board of director approval to borrow up to $100 million under bank lines of credit. Indiana Gas has available committed lines of credit up to $60 million with approximately $31 million outstanding at September 30, 1994. These lines of credit are renewable annually and require fees based on the amounts of the lines. In addition, Indiana Gas has available uncommitted lines of credit with similar arrangements which allow it to borrow up to its board approved amount. Notes payable to banks bore interest at rates negotiated with the bank at the time of borrowing.

       Bank loans outstanding during the reported periods were as follows:


       Thousands                                              1994      1993      1992
       Outstanding at year end                             $30,550   $10,252   $30,238
       Weighted average interest rates at year end             4.9%      3.6%      3.5%
       Weighted average interest rates during the year         3.3%      3.6%      4.2%
       Weighted average total outstanding during the year  $14,891   $12,533   $ 8,594
       Maximum total outstanding during the year           $56,500   $77,379   $30,238

       In addition, Energy Realty had a $3.8 million bank loan outstanding at year end related to the purchase of a warehouse facility that is leased to Indiana Gas.

       5.   Long-Term Debt

       During the year the following activity took place with respect to long-term debt.

       On October 15, 1993, $10 million of 9.30% medium-term notes were redeemed.

       On September 15, 1994, $10 million of 6.80% Notes,
       Series C, were redeemed.

       During September 1994, $8.05 million of the outstanding
       9 3/8% Series M, First Mortgage Bonds were retired. A premium of $641,000 was paid for this retirement and will be amortized over a 15-year period.

       Energy Realty entered into a term loan agreement on May 10, 1994, to borrow $2.1 million. This loan is guaranteed by Indiana Energy. The principal is to be repaid in 10 equal annual installments with the last installment due on May 10, 2004. Interest is payable at a variable rate not to exceed 7.75 percent. The proceeds from this loan were used to finance Energy Realty's investment in an affordable housing partnership (see
       Note 13).

       Consolidated maturities and sinking fund requirements on long-term debt subject to mandatory redemption during the five years following 1994 are $200,000 in 1995, $200,000 in 1996, $1,300,000 in 1997, $36,300,000 in
       1998 and $11,300,000 in 1999.

       6.   Common Stock

       On May 3, 1993, a registration statement was filed by Indiana Energy with the Securities and Exchange Commission with respect to the issuance of common stock without par value. During May and June of 1993, 1.6 million shares were issued under this registration statement. The net proceeds of approximately $31.4 million were reinvested in Indiana Gas during July 1993 and used for a portion of the preferred stock redemption (see Note 7) and to finance its ongoing construction program, as well as for other corporate purposes.

       On July 30, 1993, the board of directors of Indiana Energy authorized a three-for-two stock split of the outstanding shares of its common stock to shareholders of record on September 17, 1993. The shares were issued on October 1, 1993. All share and per share amounts have been restated for all periods reported to reflect the stock split. In addition, the common stock share purchase rights, as discussed below, were adjusted from $52.50 to $35 per share and the redemption price was adjusted from $.025 to $.017 per share.

       On July 25, 1986, the board of directors of the company declared a dividend distribution of one common share purchase right for each outstanding share of common stock of the company. The distribution was made to shareholders of record August 11, 1986. In addition, one right has been and will be distributed for each share issued following August 11, 1986. Each right entitles the registered holder to purchase from the company one share of common stock at a price of $35 per share, subject to certain adjustments described in the rights agreement. The rights become exercisable only when a person or group acquires beneficial ownership of 20 percent or more of the company's common stock or announces a tender or exchange offer for 30 percent or more of the company's common stock.

       If this happens, each holder of a right, except the acquiring group or person, will have the right to receive, upon exercise, that number of shares of the company's common stock having a market value of two times the exercise price if:

             1. any person or group becomes the beneficial owner of 30 percent or more of the company's common stock;

             2. a 20 percent or more acquiring person engages in one of a number of self-dealing transactions specified in the rights agreement; or

             3. the company were acquired in a merger in which the company were the surviving corporation and its common stock were not changed or exchanged.

       In addition, if the company is involved in a merger or other business combination transaction, in which more than 50 percent of its assets or earning power is sold, each holder of a right will have the right to receive, upon exercise at the current exercise price of the right, that number of shares of common stock of the acquiring company having a market value of two-times the exercise price of the right. The company may redeem the rights in whole, but not in part, at a price of $.017 per right at any time prior to the time an acquiring person has acquired a 20 percent beneficial ownership of the company's outstanding common stock. The rights expire on August 11, 1996.

       Common stock dividends of the company may be reinvested under a Dividend Reinvestment and Stock Purchase Plan. Common shares purchased in connection with the plan are currently being acquired through the open market.

       The company has an Executive Restricted Stock Plan for the principal officers of the company and its subsidiary companies. Shares issued are original issue shares of the company, carry transferability restrictions and are subject to forfeiture provisions according to the terms of the plan.

       The company also has a Directors' Restricted Stock Plan through which non-employee directors receive one-third of their combined compensation (exclusive of attendance fees) as directors of the company and Indiana Gas in shares of the company's common stock subject to certain restrictions on transferability. They may also elect to receive the remaining two-thirds of their combined compensation (exclusive of attendance fees) in cash or in shares of the company's common stock which are not subject to restrictions on transferability other than those imposed by federal and state laws.

       At September 30, 1994, the shares of the company's common stock reserved for issuance under each of those plans were as follows:

          Dividend Reinvestment and Stock Purchase Plan    223,251
          Executive Restricted Stock Plan                  375,026
          Directors' Restricted Stock Plan                  59,709

       Dividends on the common stock of Indiana Gas are payable out of the unreserved and unrestricted retained earnings of Indiana Gas. There are certain provisions in the Indiana Gas Indenture, under which the first mortgage bonds of Indiana Gas have been created and issued, restricting the payment of dividends on the Indiana Gas common stock. Such restrictions could affect the company's ability to pay dividends on its common stock. None of the retained earnings of Indiana Gas are presently subject to any such restrictions.

       7.   Cumulative Preferred Stock

       On December 1, 1992, Indiana Gas redeemed all 200,000 shares of its issued and outstanding 8.55% Cumulative Preferred Stock at $104.66 per share with accrued dividends. The redemption premium of $932,000 was charged to retained earnings. Indiana Gas and Indiana Energy have authorized and unissued shares of preferred stock of 4.2 million and 4 million, respectively.

       8.   Retirement Plans and Other Postretirement Benefits

       Effective October 1, 1994, Indiana Gas merged its retirement savings plan for bargaining employees into its retirement savings plan for non-bargaining employees. The primary objective for this action is to reduce the level of resources required to administer two plans. The combined retirement savings plan is a defined contribution plan which is qualified under sections 401(a) and 401(k) of the Internal Revenue Code. Under the terms of the retirement savings plan, eligible participants may direct a specified percentage of their compensation to be invested in shares of the company's common stock, a fixed income fund, an equity fund or a balanced fund. Participants in the retirement savings plan have, subject to prescribed limitations, matching company contributions made to the plan on their behalf, plus a year-end lump sum company contribution. During 1994, 1993 and 1992, Indiana Gas made contributions of $2,386,000, $2,270,000 and $2,072,000, respectively.

       Indiana Gas also has two non-contributory defined benefit retirement plans that cover all employees meeting certain minimum age and service requirements. Benefits are determined by a formula based on the employee's base earnings (highest five consecutive years out of the last 10 consecutive years prior to actual retirement date), years of participation in the plan and the employee's age at retirement.

       Indiana Gas has an unfunded supplemental retirement plan for certain management employees. Benefits are determined by a formula based on 65 percent of the participant's average monthly earnings, less benefits received under the company's pension and savings plans and the participant's primary Social Security benefits.

       The Indiana Gas defined benefit retirement plan assets are under custody of trustees and consist of actively managed stock and bond portfolios, as well as short-term investments. It is Indiana Gas' funding policy to maintain the pension plans on an actuarially sound basis. Under this policy, funding was $1,110,000 in 1994, $1,223,000 in 1993, and $1,666,000 in 1992. As
       permitted by the Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, the company recognizes pension expense based on funding as allowed for ratemaking purposes.


       The calculation of pension expense follows:

       Thousands                                                   1994     1993     1992
       Pension benefits earned during the period                 $1,436   $1,366   $1,258
       Interest accrued on projected pension benefit obligation   4,752    4,713    4,543
       Actual return on pension plan assets                           9   (3,563)  (6,152)
       Net amortization and deferral                             (6,056)  (2,392)     369
       SFAS 87 pension expense                                      141      124       18
       Adjustment to reflect amount included in rates               492    1,877    3,640
       Total pension expense                                     $  633   $2,001   $3,658

       The following table reconciles the plans' SFAS 87 funded status at September 30 with amounts recorded in the company's financial statements. Certain assets and obligations of the plans are deferred and recognized in the financial statements in subsequent periods.

       Thousands                                                   1994      1993
       Actuarial present value of pension benefits:
        Vested benefits                                         $52,127   $51,753
        Nonvested benefits                                          248       204
        Effect of future salary increases                         6,751    10,478
       Projected pension benefit obligation                      59,126    62,435
       Plan assets at fair value                                 64,099    67,347
       Plan assets in excess of projected
        pension benefit obligation at September 30                4,973     4,912
       Unrecognized adjusted prior service costs                  2,136     2,616
       Unrecognized net assets at date of initial application    (2,393)   (2,701)
       Unrecognized net (gain) loss                              (3,007)   (4,153)
       Adjustment to reflect amount included in rates            (1,806)   (1,313)
       Prepaid (accrued) pension cost at September 30           $   (97)  $  (639)

       The weighted-average discount rate used in determining the actuarial present value of the SFAS 87 projected benefit obligation was 8 percent. The expected long-term rate of return on assets was 9 percent. These rates were used for all years reported. The average rate of increase in future compensation levels used ranged from 5 to 5.5 percent for 1994, and from 5.5 to 8 percent for 1993. The average future service of plan participants used to compute amortization of the net assets existing at the date of initial application of SFAS 87 is approximately 17 years.

       In addition to providing pension benefits, Indiana Gas presently provides postretirement health care and life insurance benefits to full-time employees who have completed 10 years of service and retire from the company. The plan pays stated percentages of most reasonable and necessary medical expenses incurred by retirees, after subtracting payments by other providers and after a stated deductible has been met. These benefits are principally self-insured. Currently, Indiana Gas does not fund this postretirement plan.

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

       Net postretirement benefit cost for 1994 consisted of the following components:

         Thousands                                                 1994
         Service cost - benefits attributed to service during
           the period                                            $1,490
         Interest cost on accumulated postretirement
           obligation                                             3,915
         Amortization of transition obligation                    2,772
         Net postretirement benefit cost                          8,177
         Amounts deferred pending rate recognition                5,436
         Actual cash payments                                    $2,741

       Prior to fiscal 1994, Indiana Gas recognized postretirement benefit costs on the pay-as-you-go (cash) basis. Postretirement benefit costs recognized for fiscal years 1993 and 1992 were approximately $2,855,000 and $2,653,000, respectively.

       The following table reconciles the plan's funded status to the accrued postretirement benefit cost as reflected on the balance sheet as of September 30, 1994:


       Thousands                                                     1994
       Accumulated postretirement benefit obligation:
        Retirees and dependents                                   $28,328
        Other fully eligible participants                           7,323
        Other active participants                                  18,113
       Total accumulated postretirement benefit obligation         53,764
       Fair value of plan assets                                        -
       Accumulated postretirement benefit obligation in excess
         of plan assets                                           (53,764)
       Unrecognized net gain                                       (4,340)
       Unrecognized transition obligation                          52,668
       Accrued postretirement benefit cost at September 30        $(5,436)

       The assumed health care cost trend rate for medical gross eligible charges used in measuring the accumulated postretirement benefit obligation as of September 30, 1994, was 10.2 percent for fiscal 1995. This rate is assumed to decrease gradually through fiscal 2003 to 5.5 percent and remain at that level thereafter. A 1 percent increase in the assumed health cost trend rates for each future year produces approximately a $6.4 million increase in the accumulated postretirement benefit obligation as of September 30, 1994, and approximately an $884,000 increase in the annual aggregate of the service and interest cost components of net postretirement benefit cost. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8 percent.

       In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106 relating to postretirement benefits other than pensions. Through a generic order issued on December 30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to adopt SFAS 106 for ratemaking purposes. Indiana Gas' order is not expected until later in calendar 1994, however, recent orders for other public utilities regulated by the IURC have authorized SFAS 106 to be adopted for ratemaking purposes.

       9.   Postemployment Benefits

       In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (SFAS 112). The statement will be adopted by Indiana Gas effective October 1, 1994. SFAS 112 requires employers to adopt accrual accounting for workers' compensation, disability, severance pay and other benefits provided to former or inactive employees after employment but before retirement. Adoption of the statement will not materially affect Indiana Gas' financial position or results of operations.

       10.   Commitments

       Estimated capital expenditures for 1995 are $54.7 million. Total lease expense was $2,595,000 in 1994, $2,846,000 in 1993 and $3,360,000 in 1992.

       Lease commitments are $2,497,000 in 1995, $1,797,000 in
       1996, $1,220,000 in 1997, $1,166,000 in 1998, $515,000
       in 1999 and $1,005,000 in total for all later years. Included in these amounts is an operating lease between Indiana Gas and Energy Realty with payments of approximately $464,000 annually that extends through August 1998. There are no leases that extend beyond 2002. Indiana Gas has storage and supply contracts that range from one month to eight years.

       11.   Contingencies

       A.  Environmental Costs
       In the past, Indiana Gas and others, including its predecessors, former affiliates and/or previous landowners, operated facilities for the manufacturing of gas and storage of manufactured gas. These facilities are no longer in operation and have not been operated for many years. In the manufacture and storage of such gas, various byproducts were produced, some of which may still be present at the sites where these manufactured gas plants and storage facilities were located. While management believes those operations were conducted in accordance with the then-applicable industry standards, under currently applicable environmental laws and regulations, Indiana Gas, and the others, may now be required to take remedial action if certain materials are found at these sites.

       Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Indiana Gas conducted remediation at two sites and is nearing completion of the remedial investigation/feasibility study (RI/FS) at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management.

       Indiana Gas is assessing, on a site-by-site basis, whether any of the remaining 24 sites require remediation, to what extent it is required and the estimated cost of such action. Indiana Gas has completed preliminary assessments (PAs) on the majority of these sites and has completed site investigations (SIs) at 15 of these sites. Based upon the site work completed to date, Indiana Gas believes that some level of contamination may be present at a number of the remaining sites. Indiana Gas has not begun an RI/FS at any of the remaining sites but anticipates beginning more in the near future and completing the remaining SIs.

       Based upon the work performed to date, Indiana Gas has accrued remediation and related costs for the two sites where remediation has taken place. Indiana Gas has accrued the PA/SI and groundwater monitoring costs for the remaining 24 sites. Indiana Gas has further accrued estimated RI/FS costs and the costs of certain remedial actions at a number of the remaining sites where, based upon available information, these actions likely will be required. The total costs which may be incurred in connection with the remediation of all sites cannot be determined at this time.

       Indiana Gas has nearly completed the process of identifying all potentially responsible parties (PRPs) for each site. Indiana Gas, with the help of outside counsel, has prepared estimates for its share of environmental liabilities which may exist at each of the sites. Indiana Gas has accrued only its proportionate share of the estimated costs, as described above, based on equitable principles derived from case law or applied by parties in achieving settlements.

       Indiana Gas accrues for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Indiana Gas does not believe it can provide an estimate of the reasonably possible total remediation costs for any site prior to completion of the RI/FS and the development of some sense of the timing for implementation of the resulting potential remedial alternatives.

       Indiana Gas has notified insurance carriers of potential claims where policies may provide coverage for these environmental costs. Indiana Gas has not recorded any receivables related to probable recovery from insurance carriers at this time.

       In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with past gas manufacturing activities. On February 26, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to establish and implement an ongoing ratemaking mechanism that will be designed and intended to provide for the recovery of these costs. An order is not expected until later in calendar 1994. Indiana Gas has deferred all environmental costs previously paid or accrued. These costs are approximately $12 million (including assessment, remediation and related costs) as of September 30, 1994.

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

       B.  Order No. 636 Transition Costs
       In accordance with Federal Energy Regulatory Commission
       (FERC) Order No. 636, Indiana Gas' pipeline service providers have made a number of filings to restructure services.

       Indiana Gas' pipeline service providers have begun to seek from customers, including Indiana Gas, recovery of certain costs related to the transition to restructured services. Those costs will include certain gas supply realignment costs and are not currently expected to exceed $10 million.

       In a recent order involving another gas utility in Indiana, the IURC determined that FERC Order No. 636 transition costs are recoverable as gas costs through the quarterly GCA process. Given this determination, Indiana Gas expects that transition costs it is assessed by its pipeline suppliers will be recovered through the quarterly GCA process.

       12.   Income Taxes

       The components of consolidated income tax expense, including tax on the gain on the sale of EnTrade in 1993 and amounts in "Other" on the Consolidated Statements of Income, were as follows:

        Thousands                                 1994     1993      1992
        Current:
          Federal                              $13,153  $16,181  $  9,868
          State                                  2,285    2,576     1,762
                                                15,438   18,757    11,630
        Deferred:
          Federal                                2,987    2,667     1,870
          State                                    286      264       203
                                                 3,273    2,931     2,073
        Amortization of Investment Tax Credits    (930)  (1,007)     (929)
        Consolidated Income Tax Expense        $17,781  $20,681   $12,774

       Effective income tax rates were 34.08 percent, 37.23 percent and 33 percent of pretax income for 1994, 1993 and 1992, respectively. This compares with a combined federal and state income tax statutory rate of 37.93 percent for 1994, 37.69 percent for 1993 and 36.97 percent for 1992. Individual components of these rate differences are not significant except investment tax credit which amounted to (1.8%) in 1994 and 1993, and (2.4%) in 1992.

       Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes are provided for taxes not currently payable due to, among other things, the use of various accelerated depreciation methods, shorter depreciable lives and the deduction of certain construction costs for tax purposes. Taxes deferred in prior years are being charged and income credited as these tax effects reverse. The provisions for the deferred tax effects relating to the excess of tax-over-book depreciation amounted to $2,852,000 in 1994, $2,073,000 in 1993 and
       $1,504,000 in 1992.

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

       Due to the effects of regulation, Indiana Gas is not permitted to recognize the effect of a tax rate change as income but is required to reduce tariff rates to return the "excess" deferred income taxes to ratepayers over the remaining life of the properties that give rise to the taxes. Therefore, the cumulative effect of a change in accounting principle upon the initial application of SFAS 109 resulted in no impact on earnings. Under SFAS 109, Indiana Gas has recorded a net regulatory liability for approximately $4.8 million on its balance sheet as of September 30, 1994, related to deferred taxes.

       Significant components of Indiana Gas' net deferred tax liability as of September 30, 1994, are as follows:

         Thousands                                1994
         Deferred tax liabilities:
          Accelerated depreciation             $41,652
          Property basis differences            18,140
          Acquisition adjustment                 6,853
          Other                                  2,654
         Deferred tax assets:
          Deferred investment tax credit        (4,943)
          Regulatory income tax liability       (1,815)
         Less deferred income taxes related
          to current assets and liabilities     (2,654)
         Balance at September 30               $59,887

       Investment tax credits have been deferred and are being credited to income over the life of the property giving rise to the credit. The Tax Reform Act of 1986 eliminated investment tax credits for property acquired after January 1, 1986.

       13.   Investment in Real Estate

       On March 31, 1994, Energy Realty invested $2.1 million in an affordable housing partnership in Lafayette, Indiana. Certain tax benefits, including low-income housing tax credits and tax deductions for operating losses of the housing project, will accrue to Energy Realty as a result of this investment. Energy Realty holds an 84-percent limited partner interest in this partnership. As a limited partner, Energy Realty does not control the operations of the partnership, accordingly, this investment is being accounted for using the equity method. It is reflected in "Nonutility Plant and Other Investments - Net" on the Consolidated Balance Sheet at September 30, 1994.

       14.   Summarized Financial Data (Unaudited)

       Summarized quarterly financial data (in thousands of dollars except per share amounts) for 1994 and 1993 are as follows:

        1994:  Three Months Ended          Dec. 31  Mar. 31    June 30    Sep. 30
        Utility operating revenues        $151,892  $195,672  $ 77,827   $ 49,906
        Utility operating income (loss)     18,894    24,630     5,551     (1,232)
        Nonutility income (loss)                44       (68)       21       (152)
        Net income (loss)                   15,200    21,672     2,435     (4,866)
        Earnings (loss) per average
          share of common stock           $    .67  $    .96  $    .11   $   (.21)

        1993:  Three Months Ended          Dec. 31  Mar. 31    June 30    Sep. 30
        Utility operating revenues        $155,537  $178,256  $101,249   $ 64,236
        Utility operating income (loss)     18,421    21,618     4,541       (307)
        Nonutility income (loss)             6,671       (52)     (114)      (176)
        Net income (loss)                   20,688    17,556       647     (4,313)
        Earnings (loss) per average
          share of common stock (1)       $   1.00  $    .84  $    .03   $   (.19)

        (1) Due to the cyclical nature of earnings available for common stock and the issuance of additional common shares in the third quarter, the sum of quarterly earnings per share varies from annual earnings per share.

        Note: Because of the seasonal factors that significantly affect the companies' operations, the results of operations for interim periods within fiscal years are not comparable.

Item 9.   Changes in and Disagreements with Accountants

          None.


Part III

Item 10.  Directors and Executive Officers of the Registrant

       Except for the list of the executive officers, which can be found in Part I, Item 4(a) of this report, the information required to be shown in this part for Item 10, Directors and Executive Officers of the Registrant is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 2, 1994.

Item 11.  Executive Compensation

       The information required to be shown in this part for Item 11, Executive Compensation, is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 2, 1994.

Item 12.  Securities Ownership of Certain Beneficial Owners and
          Management

       The information required to be shown in this part for Item 12, Securities Ownership of Certain Beneficial Owners and
       Management is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 2, 1994.

Item 13.  Certain Relationships and Related Transactions

       The information required to be shown in this part for Item 13, Certain Relationships and Related Transactions is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 2, 1994.



Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

       The following documents are filed as part of this report:

  (a)-1   Financial Statements
                                                            Location in 10-K

       Report of Independent Public Accountants             Item 8

       Consolidated Statements of Income - 1994,
       1993 and 1992                                        Item 8

       Consolidated Statements of Cash Flows - 1994,
       1993 and 1992                                        Item 8

       Consolidated Balance Sheets at September 30,
       1994 and 1993                                        Item 8

       Consolidated Statements of Common Shareholders'
       Equity - 1994, 1993 and 1992                         Item 8

       Consolidated Schedules of Long-Term Debt
       as of September 30, 1994 and 1993                    Item 8

       Notes to Financial Statements                        Item 8


  (a)-2   Financial Statement Schedules

       Report of Independent Public Accountants on Schedules

       Schedule V.    Property, Plant and Equipment -
                      1994, 1993 and 1992

       Schedule VI.   Accumulated Depreciation, Depletion
                      and Amortization of Property, Plant
                      and Equipment - 1994, 1993, 1992

       Schedule VIII. Valuation and Qualifying Accounts -
                      1994, 1993 and 1992

       Schedule X.    Supplementary Income Statement
                      Information - 1994, 1993 and 1992

       Other schedules are omitted as not applicable or the required information is shown in the consolidated financial statements or notes to consolidated financial statements.

  (a)-3   Exhibits

       See Exhibit Index

  (b)  Reports on Form 8-K

       None filed during the fourth quarter of fiscal 1994.

                   EXHIBIT INDEX

Exhibit No.      Description               Reference

2-A         Amended and Restated         Exhibit 2-A to
            Agreement and Plan of        Indiana
            Reorganization, dated        Energy's 1989
            as of November 6,            Annual Report
            1989, and amended as         on Form 10-K.
            of December 1, 1989,
            among Indiana Energy,
            Inc., IEI Acquisition
            Corporation and
            Richmond Gas
            Corporation.

2-B         Second Amendment to          Exhibit 2-B to
            Agreement and Plan of        Indiana
            Reorganization among         Energy's
            Indiana Energy, Inc.,        Current Report
            IEI Acquisition              on Form 8-K
            Corporation and              dated July 31,
            Richmond Gas                 1990, and filed
            Corporation dated as         August 15,
            of July 31, 1990.            1990.



2-C         Amended and Restated         Exhibit 2-B to
            Agreement of Merger,         Indiana
            dated as of November         Energy's 1989
            6, 1989, and amended         Annual Report
            as of December 1,            on Form 10-K.
            1989, among Indiana
            Energy, Inc., IEI
            Acquisition
            Corporation and
            Richmond Gas
            Corporation.

2-D         Amended and Restated         Exhibit 2-C to
            Stock Exchange               Indiana
            Agreement, dated as of       Energy's 1989
            November 6, 1989, and        Annual Report
            amended as of December       on Form 10-K.
            1, 1989, between
            Indiana Energy, Inc.
            and Indiana Gas &
            Chemical Corporation.

2-E         Second Amendment to          Exhibit 2(e) to
            Stock Exchange               Indiana
            Agreement between            Energy's
            Indiana Energy, Inc.         Current Report
            and Indiana Gas &            on Form 8-K
            Chemical Corporation         dated July 31,
            dated as of July 31,         1990 and filed
            1990.                        August 15,
                                         1990.


2-F         Acquisition Agreement        Exhibit 10-N of
            dated October 26,            Indiana Gas
            1990, between Indiana        Company, Inc.'s
            Energy and Indiana Gas       1990 Annual
            Company, Inc.                Report on Form
                                         10-K.

2-G         Acquisition Agreement        Exhibit 1 to
            dated as of December         Indiana
            28, 1992, between            Energy's
            Tennessee Gas Pipeline       Current Report
            Company, Tenneco             on Form 8-K
            Merger Company,              dated December
            EnTrade Corporation          29, 1992, and
            and the                      filed January
            Interestholders listed       13, 1993.
            on Exhibit A thereto.

3-A         Amended and Restated         Exhibit 3-A to
            Articles of                  Indiana
            Incorporation.               Energy's 1993
                                         Annual Report
                                         on Form 10-K.

3-B         Code of By-Laws, as          Filed herewith.
            amended.

4-A         Applicable provisions        Exhibit 3-A to
            of Indiana Energy's          Indiana
            Amended and Restated         Energy's 1993
            Articles of                  Annual Report
            Incorporation, as            on Form 10-K.
            amended, as set forth
            as Exhibit 3-A above.

4-B         Amended and Restated         Exhibit 1 to
            Rights Agreement             Indiana
            between Indiana Energy       Energy's
            and Continental Bank,        Amendment on
            N.A. (Now First              Form 8 to Form
            Chicago Trust Company        8-A
            of New York), as             Registration
            Rights Agent, dated as       Statement filed
            of July 30, 1986, and        on April 16,
            amended and restated         1990.
            as of December 8,
            1989.

4-C         Indenture dated as of        Indiana Gas
            September 1, 1950,           Company, Inc.'s
            between Indiana Gas          Registration
            and Merchants National       No. 2-77620
            Bank & Trust Company         (pages 6-8 of
            of Indianapolis (now         the Prospectus
            National City Bank,          on Form S-16
            Indiana), as trustee         contained
            ("Trustee"), and             therein), to
            twelve supplemental          Registration
            indentures thereto.          No. 2-40825
                                         (Exhibit Nos. 2-
                                         A through 2-H),
                                         to Registration
                                         No. 2-52734
                                         (Exhibit No. 2-
                                         C), to
                                         Registration
                                         No. 2-68469
                                         (Exhibit No. 2-
                                         J), to
                                         Registration
                                         No. 2-77620
                                         (Exhibit No. 4-
                                         0), to
                                         Registration
                                         No. 33-1262
                                         (Exhibit No.
                                         4K), to the
                                         1985 Annual
                                         Report on Form
                                         10-K (Exhibit
                                         4) and to the
                                         1986 Annual
                                         Report on Form
                                         10-K (Exhibit
                                         No. 4-D).

4-D         Indenture dated              Exhibit 4(a) to
            February 1, 1991,            Indiana Gas
            between Indiana Gas          Company, Inc.'s
            and Continental Bank,        Current Report
            National Association.        on Form 8-K
                                         dated February
                                         1, 1991, and
                                         filed February
                                         15, 1991; First
                                         Supplemental
                                         Indenture
                                         thereto dated
                                         as of February
                                         15, 1991,
                                         (incorporated
                                         by reference to
                                         Exhibit 4(b) to
                                         Indiana Gas
                                         Company, Inc.'s
                                         Current Report
                                         on Form 8-K
                                         dated February
                                         1, 1991, and
                                         filed February
                                         15, 1991);
                                         Second
                                         Supplemental
                                         Indenture
                                         thereto dated
                                         as of September
                                         15, 1991,
                                         (incorporated
                                         by reference to
                                         Exhibit 4(b) to
                                         Indiana Gas
                                         Company, Inc.'s
                                         Current Report
                                         on Form 8-K
                                         dated September
                                         15, 1991, and
                                         filed September
                                         25, 1991);
                                         Third
                                         Supplemental
                                         Indenture
                                         thereto dated
                                         as of September
                                         15, 1991
                                         (incorporated
                                         by reference to
                                         Exhibit 4(c) to
                                         Indiana Gas
                                         Company, Inc.'s
                                         Current Report
                                         on Form 8-K
                                         dated September
                                         15, 1991 and
                                         filed September
                                         25, 1991); and
                                         Fourth
                                         Supplemental
                                         Indenture
                                         thereto dated
                                         as of December
                                         2, 1992,
                                         (incorporated
                                         by reference to
                                         Exhibit 4(b) to
                                         Indiana Gas
                                         Company, Inc.'s
                                         Current Report
                                         on Form 8-K
                                         dated December
                                         1, 1992, and
                                         filed December
                                         8, 1992).

10-A        Employment Agreement         Exhibit 10-A to
            among Indiana Energy,        Indiana
            Inc., Indiana Gas            Energy's 1990
            Company, Inc.,  and          Annual Report
            Lawrence A. Ferger           on Form 10-K.
            effective January 1,
            1990.

10-B        Employment Agreement         Exhibit 10-C to
            among Indiana Energy,        Indiana
            Inc., Indiana Gas            Energy's 1990
            Company, Inc., and           Annual Report
            Niel C. Ellerbrook,          on Form 10-K.
            effective January 1,
            1990.

10-C        Employment Agreement         Exhibit 10-D to
            between Indiana Gas          Indiana
            Company, Inc., and           Energy's 1990
            Paul T. Baker                Annual Report
            effective January 1,         on Form 10-K.
            1990.

10-D        Employment Agreement         Exhibit 10-E to
            between Indiana Gas          Indiana
            Company, Inc., and           Energy's 1990
            Anthony E. Ard               Annual Report
            effective January 1,         on Form 10-K.
            1990.

10-E        Employment Agreement         Exhibit 10-F to
            among Indiana Energy,        Indiana
            Inc., Indiana Gas            Energy's 1990
            Company, Inc., and           Annual Report
            Carl L. Chapman              on Form 10-K.
            effective January 1,
            1990.

10-F        Termination Benefits         Filed herewith.
            Agreement, dated July
            29, 1994, among
            Indiana Energy, Inc.,
            Indiana Gas Company,
            Inc. and Lawrence A.
            Ferger.

10-G        Termination Benefits         Filed herewith.
            Agreement, dated July
            29, 1994, among
            Indiana Energy, Inc.,
            Indiana Gas Company,
            Inc. and
            Paul T. Baker.

10-H        Termination Benefits         Filed herewith.
            Agreement, dated July
            29, 1994, among
            Indiana Energy, Inc.,
            Indiana Gas Company,
            Inc. and
            Niel C. Ellerbrook.

10-I        Termination Benefits         Filed herewith.
            Agreement, dated July
            29, 1994, among
            Indiana Energy, Inc.,
            Indiana Gas Company,
            Inc. and
            Anthony E. Ard.

10-J        Termination Benefits         Filed herewith.
            Agreement, dated July
            29, 1994, among
            Indiana Energy, Inc.,
            Indiana Gas Company,
            Inc. and
            Carl L. Chapman.

10-K        Executive Compensation       Filed herewith.
            Deferral Plan
            effective December 1,
            1994.

10-L        Directors Compensation       Filed herewith.
            Deferral Plan
            effective February 1,
            1981.

10-M        Directors Compensation       Filed herewith.
            Deferral Plan
            effective January 1,
            1995.

10-N        Executive Restricted         Exhibit A to
            Stock Plan effective         Indiana
            October 1, 1987, as          Energy's Proxy
            amended.                     Statement filed
                                         on December 4,
                                         1987; First
                                         Amendment to
                                         Indiana Energy,
                                         Inc. Executive
                                         Restricted
                                         Stock Plan
                                         (incorporated
                                         by reference to
                                         Exhibit 10-A to
                                         Indiana
                                         Energy's 1991
                                         Annual Report
                                         on Form 10-K.)

10-O        Indiana Energy, Inc.         Exhibit 10-D to
            Annual Management            Indiana
            Incentive Plan               Energy's 1987
            effective October 1,         Annual Report
            1987.                        on Form 10-K.

10-P        Indiana Energy, Inc.         Indiana
            Directors' Restricted        Energy's
            Stock Plan, as amended       Definitive
            and restated on              Proxy Statement
            October 25, 1991.            filed on
                                         December 6,
                                         1991.

10-Q        Exhibit 10-Q schedules all material gas
            contracts which are in effect between
            Indiana Gas Company, Inc. and the suppliers listed. The gas contracts within each type are substantially identical in all material respects and at least one of each type of contract has been or is filed as indicated.
            The schedule details all material aspects in which a contract may differ from the contract filed.

Exh.                                                             Days of               Effective   Expir.
No.     Type of Contract      Supplier            Contract No.   Wthdrwl.   MDth/Day   Date        Date       Reference
                                                                                                              6/30/93 Form 10Q,
                                                                                                              File 1-6494:
10-Q.1  Firm Transportation   Panhandle Eastern   P PLT 011715              38,572     5/1/93      3/31/98    Exh. 10-B
10-Q.2  Firm Transportation   Panhandle Eastern   P PLT 011716              51,431     5/1/93      3/31/99    Exh. 10-A
10-Q.3  Firm Transportation   Panhandle Eastern   P PLT 011718              51,431     5/1/93      2/28/97    Exh. 10-C
10-Q.4  Firm Transporation    Panhandle Eastern   P PLT 011721              77,144     5/1/93      3/31/97    Exh. 10-D

10-Q.5  Market Area -         Panhandle Eastern   P PLT 011719              50,000     5/1/93      3/31/97    1993 Form 10K, Exh.
        Firm Transportation                                                                                   10-I.5, File 1-6494.
10-Q.6  Market Area -         Panhandle Eastern   P PLT 011720              50,000     5/1/93      3/31/97    See Exhibit 10-Q.5
        Firm Transporation

10-Q.7  Market Area -         Texas Gas           T3780                     50,000    11/1/93      10/31/98   1993 Form 10K, Exh.
        Firm Transporation                                                                                    10-I.7, File 1-6494.

10-Q.8  No Notice Service     Texas Gas           N0420                     41,687    11/1/93      10/31/98   1993 Form 10K, Exh.
                                                                                                              10-I.8, File 1-6494.
10-Q.9  No Notice Service     Texas Gas           N0325                     56,793    11/1/93      10/31/97   See Exhibit 10-Q.8
10-Q.10 No Notice Serivce     Texas Gas           N0325                     56,794    11/1/93      10/31/98   See Exhibit 10-Q.8
10-Q.11 No Notice Serivce     Texas Gas           N0325                     56,794    11/1/93      10/31/99   See Exhibit 10-Q.8

                                                                                                              6/30/93 Form 10Q,
                                                                                                              File 1-6494:
10-Q.12 Firm Storage          Panhandle Eastern   PLS 011713      100       50,312     5/1/93       3/31/96   Exh. 10-G
10-Q.13 Firm Storage          Panhandle Eastern   PLS 012044      100       25,000     5/1/93       3/31/96   Exh. 10-E

10-Q.14 Firm Storage          ANR                 T,E & S 00087   100       29,000     3/1/73       2/28/96   1991 Form 10K, Exh.
                                                                                                              10-N, File 1-6494.
10-Q.15 Firm Storage          ANR                 T,E & S 05787   100      100,806     4/1/92       3/31/97   1992 Form 10K, Exh.
                                                                                                              10-R, File 1-6494.

                                                                                                              6/30/93 Form 10Q,
                                                                                                              File  1-6494:
10-Q.16 Firm Storage-Related  Panhandle Eastern   P PLT 011714              49,515     5/1/93       3/31/96   Exh. 10-H
        Transporation
10-Q.17 Firm Storage-Related  Panhandle Eastern   P PLT 012045              24,604     5/1/93       3/31/96   Exh. 10-F
        Transporation

10-Q.18 Firm Storage-Related  ANR                 T,E & S 05788            100,000     4/1/92       3/31/97   1992 Form 10K, Exh.
        Transportation                                                                                        10-S, File 1-6494.

10-Q.19 Firm Natural Gas      Anadarko            NGFSA 507                 50,000    10/1/94       9/30/95   1994 Form 10K, Exh.
           Supply                                                                                             10-Q.19, File 1-6494.

21      Subsidiaries of Indiana Energy, Inc.                            Filed herewith.

23      Consent of Independent Public Accountants                       Filed herewith.

27      Financial Data Schedule                                         Filed herewith.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Indiana Energy, Inc.:

   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Item 8, in this Form 10-K, and have issued our report thereon dated October 28, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)-2 are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Indianapolis, Indiana
October 28, 1994


                                             INDIANA ENERGY, INC.
                                          AND SUBSIDIARY COMPANIES

                                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                       YEAR ENDED SEPTEMBER 30, 1994
                                                 (Thousands)

 Col. A                                     Col. B           Col. C             Col. D          Col. E          Col. F
                                            Balance at                                          Other           Balance at
                                            September 30,    Additions                          Changes         September 30,
Classification                              1993             At Cost            Retirements     (Note 1)        1994

ORIGINAL COST:
    Gas Plant in Service -
      Production                            $   8,144        $        84        $      0        $      0        $   8,228
      Storage - Underground                    29,161              9,244             585               0           37,820
      Distribution                            560,445             36,138           4,037               0          592,546
      General                                  73,644              5,283           1,987               4           76,944
        Total Gas Plant in Service            671,394             50,749           6,609               4          715,538
    Gas in Underground Storage -
      Noncurrent                               11,520                737               0               0           12,257
    Completed Construction Not Classified      22,042             26,463               0               0           48,505
    Construction Work In Progress              29,250            (22,074)              0               0            7,176
    Retirements (Estimated)                    (2,013)                 0            (271)              0           (1,742)
    Property Held Under Capital Lease           4,026                  0               0               0            4,026
    Property Leased to Others                     772                  8               0               0              780
    Property Held for Future Use                  444                  0               0               0              444
    Intangibles                                 8,570              1,702               0              (4)          10,268
        Total Original Cost                 $ 746,005        $    57,585        $  6,338        $      0        $ 797,252

ACQUISITION ADJUSTMENTS                     $  27,169        $     1,053        $    635        $      0        $  27,587

NONUTILITY PROPERTY                         $   4,198        $        73        $     93        $      0        $   4,178

Note:
(1)  Represents the reclassification of certain property within "Original Cost" categories.


                                             INDIANA ENERGY, INC.
                                          AND SUBSIDIARY COMPANIES

                                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                       YEAR ENDED SEPTEMBER 30, 1993
                                                 (Thousands)

 Col. A                                     Col. B           Col. C             Col. D          Col. E          Col. F
                                            Balance at                                          Other           Balance at
                                            September 30,    Additions                          Changes         September 30,
Classification                              1992             At Cost            Retirements     (Note 1)        1993

ORIGINAL COST:
    Gas Plant in Service -
      Production                            $   7,843        $     2,238        $     63        $ (1,874)       $   8,144
      Storage - Underground                    28,477                711              27               0           29,161
      Distribution                            522,051             44,213           5,744             (75)         560,445
      General                                  70,777              6,771           3,979              75           73,644
        Total Gas Plant in Service            629,148             53,933           9,813          (1,874)         671,394
    Gas in Underground Storage -
      Noncurrent                               11,520                  0               0               0           11,520
    Completed Construction Not Classified      30,759             (8,717)              0               0           22,042
    Construction Work In Progress              17,640             11,610               0               0           29,250
    Retirements (Estimated)                    (2,986)                 0            (973)              0           (2,013)
    Property Held Under Capital Lease           4,026                  0               0               0            4,026
    Property Leased to Others                     598                174               0               0              772
    Property Held for Future Use                  444                  0               0               0              444
    Intangibles                                 6,577                119               0           1,874            8,570
        Total Original Cost                 $ 697,726        $    57,119        $  8,840        $      0        $ 746,005

ACQUISITION ADJUSTMENTS                     $  27,586        $      (417)       $      0        $      0        $  27,169

NONUTILITY PROPERTY                         $   3,818        $     3,835        $      0        $ (3,455)       $   4,198

Note:
(1)  Represents the reclassification of certain property within "Original Cost" categories and the sale by IGC Energy, Inc. of its interest in EnTrade Corporation on December 29, 1992 within "Nonutility Property".



                                             INDIANA ENERGY, INC.
                                          AND SUBSIDIARY COMPANIES

                                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                       YEAR ENDED SEPTEMBER 30, 1992
                                                 (Thousands)

 Col. A                                     Col. B           Col. C             Col. D          Col. E          Col. F
                                            Balance at                                          Other           Balance at
                                            September 30,    Additions                          Changes         September 30,
Classification                              1991             At Cost            Retirements     (Note 1)        1992

ORIGINAL COST:
    Gas Plant in Service -
      Production                            $   5,968        $     1,879        $      4        $      0        $   7,843
      Storage - Underground                    27,185              1,301              17               8           28,477
      Distribution                            485,958             39,692           3,592              (7)         522,051
      General                                  64,322             11,076           4,620              (1)          70,777
        Total Gas Plant in Service            583,433             53,948           8,233               0          629,148
    Gas in Underground Storage -
      Noncurrent                                7,296              4,224               0               0           11,520
    Completed Construction Not Classified      26,830              3,929               0               0           30,759
    Construction Work In Progress              22,998             (5,358)              0               0           17,640
    Retirements (Estimated)                    (5,031)                 0          (2,045)              0           (2,986)
    Property Held Under Capital Lease           3,324                702               0               0            4,026
    Property Leased to Others                       0                598               0               0              598
    Property Held for Future Use                  444                  0               0               0              444
    Intangibles                                    36              6,541               0               0            6,577
        Total Original Cost                 $ 639,330        $    64,584        $  6,188        $      0        $ 697,726

ACQUISITION ADJUSTMENTS                     $  27,922        $      (336)       $      0        $      0        $  27,586

NONUTILITY PROPERTY                         $   2,784        $     1,036        $      2        $      0        $   3,818

Note:
(1)  Represents the reclassification of certain property within the "Gas Plant in Service" categories.


                                                          INDIANA ENERGY, INC.
                                                        AND SUBSIDIARY COMPANIES

                      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                                      YEAR ENDED SEPTEMBER 30, 1994
                                                              (Thousands)

        Col. A                         Col. B         Col. C                     Col. D                    Col. E       Col. F
                                                      Additions                 Deductions
                                                      (1)          (2)          (1)          (2)
                                                                   Charged      Property     Salvage
                                       Balance at     Charged to   to Other     Retired at   Less                   Balance at
                                       September 30,  Costs and    Accounts     Original     Removal    Other       September 30,
      Description                      1993           Expenses     (Note A)     Cost         Cost       Charges     1994
Gas Plant in Service -
Production                             $      4,183   $      363   $        0   $        0   $      0   $       0   $      4,546
  Storage - Underground                      16,068        1,253            0            6          2           0         17,313
  Distribution                              221,221       22,729            0        4,037      1,053           0        238,860
  General                                    20,061        3,020        1,151        2,565       (852)          0         22,519
      Total Gas Plant in Service            261,533       27,365        1,151        6,608        203           0        283,238

Retirement Work in Progress                    (855)           0            0            0        (77)          0           (778)
Retirements (Estimated)                      (2,013)           0            0         (270)         0           0         (1,743)
Property Held Under Capital Lease             1,576          564            0            0          0           0          2,140
Property Leased to Others                       138          116            0            0          0           0            254
Property Held for Future Use                     83            0            0            0          0           0             83
Intangibles                                   1,044          753            0            0          0           0          1,797
      Total Accumulated Depreciation   $    261,506   $   28,798   $    1,151   $    6,338   $    126   $       0   $    284,991

Acquisition Adjustments                $      6,123   $      709   $        0   $        0   $      0   $       0   $      6,832

Nonutility Property                    $        293   $      117   $        0   $       93   $    168   $       0   $        149


Notes:
(A)  Represents provision charged to transportation clearing account.


                                                          INDIANA ENERGY, INC.
                                                        AND SUBSIDIARY COMPANIES

                      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                                      YEAR ENDED SEPTEMBER 30, 1993
                                                              (Thousands)

        Col. A                         Col. B         Col. C                    Col. D                   Col. E      Col. F
                                                      Additions                 Deductions
                                                      (1)          (2)          (1)           (2)
                                                                   Charged      Property      Salvage
                                       Balance at     Charged to   to Other     Retired at    Less       Other       Balance at
                                       September 30,  Costs and    Accounts     Original      Removal    Charges     September 30,
      Description                      1992           Expenses     (Note A)     Cost          Cost       (Note B)    1993
Gas Plant in Service -
  Production                           $      3,966   $      290   $        0   $       64    $      9   $       0   $      4,183
  Storage - Underground                      15,114          989            0           27           8           0         16,068
  Distribution                              207,251       21,093            1        5,743       1,381           0        221,221
  General                                    19,186        2,969        1,058        3,979      (1,447)       (620)        20,061
      Total Gas Plant in Service            245,517       25,341        1,059        9,813         (49)       (620)       261,533

Retirement Work in Progress                    (372)           0            0            0         483           0           (855)
Retirements (Estimated)                      (2,986)           0            0         (973)          0           0         (2,013)
Property Held Under Capital Lease             1,012          564            0            0           0           0          1,576
Property Leased to Others                        52           86            0            0           0           0            138
Property Held for Future Use                     83            0            0            0           0           0             83
Intangibles                                       0          424            0            0           0         620          1,044
      Total Accumulated Depreciation   $    243,306   $   26,415   $    1,059   $    8,840    $    434   $       0   $    261,506

Acquisition Adjustments                $      5,371   $      752   $        0   $        0    $      0   $       0   $      6,123

Nonutility Property                    $      1,687   $      181   $        0   $        0    $      0   $  (1,575)  $        293


Notes:
(A)  Represents provision charged to transportation clearing account.
(B)  Represents the reclassification of certain property within "Accumulated Depreciation" categories and the sale by IGC Energy, Inc. of its interest in EnTrade Corporation on December 29, 1992 within "Nonutility Property".


                                                          INDIANA ENERGY, INC.
                                                        AND SUBSIDIARY COMPANIES

                      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                                      YEAR ENDED SEPTEMBER 30, 1992
                                                              (Thousands)

        Col. A                         Col. B         Col. C                    Col. D                   Col. E      Col. F
                                                      Additions                 Deductions
                                                      (1)          (2)          (1)           (2)
                                                                   Charged      Property      Salvage
                                       Balance at     Charged to   to Other     Retired at    Less                   Balance at
                                       September 30,  Costs and    Accounts     Original      Removal    Other       September 30,
      Description                      1991           Expenses     (Note A)     Cost          Cost       Charges     1992
Gas Plant in Service -
  Production                           $      3,727   $      243   $        0   $        4    $      0   $       0   $      3,966
  Storage - Underground                      14,157          976            0           17           2           0         15,114
  Distribution                              189,296       19,761            2        3,592      (1,784)          0        207,251
  General                                    18,909        3,103          980        4,620        (814)          0         19,186
      Total Gas Plant in Service            226,089       24,083          982        8,233      (2,596)          0        245,517

Retirement Work in Progress                    (172)           0            0            0         200           0           (372)
Retirements (Estimated)                      (5,031)           0            0       (2,045)          0           0         (2,986)
Property Held Under Capital Lease               499          513            0            0           0           0          1,012
Property Leased to Others                         0           52            0            0           0           0             52
Property Held for Future Use                     83            0            0            0           0           0             83
      Total Accumulated Depreciation   $    221,468   $   24,648   $      982   $    6,188    $ (2,396)  $       0   $    243,306

Acquisition Adjustments                $      4,614   $      757   $        0   $        0    $      0   $       0   $      5,371

Nonutility Property                    $      1,091   $      596   $        0   $        0    $      0   $       0   $      1,687


Note:
(A)  Represents provision charged to transportation clearing account.



                                              INDIANA ENERGY, INC.
                                           AND SUBSIDIARY COMPANIES

                               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                        YEAR ENDED SEPTEMBER 30, 1994
                                                 (Thousands)

             Col. A                         Col. B                  Col. C             Col. D         Col. E        Col. F

                                                           Additions                  Deductions
                                                             (1)          (2)
                                                                                      For Purposes
                                            Balance at     Charged to                 For Which       Other        Balance at
                                            September 30,  Costs and                  Reserves        Changes      September 30,
           Description                      1993           Expenses      Other        Were Created    (Note A)     1994

RESERVE DEDUCTED FROM APPLICABLE ASSETS:
    Reserve for uncollectible accounts      $  2,055       $ 3,850       $    0       $  4,667       $     0       $  1,238


RESERVE SEPARATELY CLASSIFIED:
    Deferred income taxes                   $ 56,911       $ 3,273       $    0       $      0       $  (297)      $ 59,887



Note:
(A)   Represents the implementation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes effective
        October 1, 1993.



                                              INDIANA ENERGY, INC.
                                           AND SUBSIDIARY COMPANIES

                               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                         YEAR ENDED SEPTEMBER 30, 1993
                                                 (Thousands)

             Col. A                         Col. B         Col. C                     Col. D         Col. E        Col. F
                                                           Additions                  Deductions
                                                                 (1)           (2)
                                                                                      For Purposes
                                            Balance at     Charged to                 For Which      Other         Balance at
                                            September 30,  Costs and                  Reserves        Changes      September 30,
           Description                      1992           Expenses      Other        Were Created    (Note A)     1993

RESERVE DEDUCTED FROM APPLICABLE ASSETS:
    Reserve for uncollectible accounts      $  2,680       $ 3,578       $    0       $  3,324       $  (879)      $  2,055


RESERVE SEPARATELY CLASSIFIED:
    Deferred income taxes                   $ 53,980       $ 2,931       $    0       $      0       $     0       $ 56,911



Note:
(A)   Represents the sale by IGC Energy, Inc. of its interest in EnTrade Corporation on December 29, 1992.




                                              INDIANA ENERGY, INC.
                                           AND SUBSIDIARY COMPANIES

                               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                         YEAR ENDED SEPTEMBER 30, 1992
                                                 (Thousands)

             Col. A                         Col. B         Col. C                     Col. D         Col. E        Col. F
                                                           Additions                  Deductions
                                                                 (1)           (2)
                                                                                      For Purposes
                                            Balance at     Charged to                 For Which                    Balance at
                                            September 30,  Costs and                  Reserves       Other         September 30,
           Description                      1991           Expenses      Other        Were Created   Changes       1992

RESERVE DEDUCTED FROM APPLICABLE ASSETS:
    Reserve for uncollectible accounts      $  2,538       $ 2,803       $    0       $  2,661       $     0       $  2,680


RESERVE SEPARATELY CLASSIFIED:
    Deferred income taxes                   $ 51,907       $ 2,073       $    0       $      0       $     0       $ 53,980




                                                             SCHEDULE X


Supplemental Income Statement Information
Years Ended September 30, 1994, 1993 and 1992


   In addition to the amounts included in other operation and maintenance and the depreciation amounts shown in the consolidated statements of income in Item 8 of this report Form 10-K, certain maintenance and depreciation is charged to various clearing accounts. The amounts so charged were not significant.

   During the years presented, there were no royalties or advertising costs of significant amount.

   Maintenance amounts included in the caption "Other operation and maintenance" and gross income taxes shown under the caption "Taxes other than income taxes" in the consolidated statements of income are set forth below.
Other taxes charged to income, other than payroll and income taxes, were not significant.

                                    Years Ended September 30
          Thousands                       1994     1993     1992
          Maintenance                  $ 9,501  $14,197  $10,205
          Indiana gross income taxes   $ 6,267  $ 5,760  $ 4,947


                                                EXHIBIT 21


                                               State of Incorporation

          Subsidiaries of Indiana Energy,
           Inc., (Parent) -

            Indiana Gas Company, Inc.                 Indiana
               Richmond Gas Corporation               Indiana
               Terre Haute Gas Corporation            Indiana
            IEI Investments, Inc.                     Indiana
               Energy Realty, Inc.                    Indiana
               IGC Energy, Inc.                       Indiana
                Indiana Energy Services, Inc.         Indiana


                                                 EXHIBIT 23

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

   As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into Indiana Energy, Inc.'s previously filed Registration
Statements File Nos. 33-45046, 33-56522, 33-57148 and 33-
55983.




/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP


Indianapolis, Indiana
December 22, 1994



                              SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INDIANA ENERGY, INC.



Dated December 22, 1994               /s/Lawrence A. Ferger
                                      Lawrence A. Ferger, President
                                      and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                          Title                                 Date
/s/Lawrence A. Ferger        President, Chief Executive              December 22, 1994
Lawrence A. Ferger           Officer and Director


/s/Niel C. Ellerbrook        Vice President and Treasurer            December 22, 1994
Niel C. Ellerbrook           Chief Financial Officer and Director


/s/Jerome A. Benkert         Controller                              December 22, 1994
Jerome A. Benkert


/s/Duane M. Amundson         Chairman of the Board of                December 22, 1994
Duane M. Amundson            Directors


/s/Paul T. Baker             Senior Vice President                   December 22, 1994
Paul T. Baker                Chief Operating Officer and
                             Director


/s/Gerald L. Bepko           Director                                December 22, 1994
Gerald L. Bepko


/s/Howard J. Cofield         Director                                December 22, 1994
Howard J. Cofield


/s/Loren K. Evans            Director                                December 22, 1994
Loren K. Evans


/s/Otto N. Frenzel III       Director                                December 22, 1994
Otto N. Frenzel III


/s/Anton H. George           Director                                December 22, 1994
Anton H. George


/s/Don E. Marsh              Director                                December 22, 1994
Don E. Marsh


/s/Richard P. Rechter        Director                                December 22, 1994
Richard P. Rechter


/s/James C. Shook            Director                                December 22, 1994
James C. Shook
