Form 10-Q
period 1994-12-31
INDIANA ENERGY INC
filed 1995-02-10
CIK 780859

February 10, 1995



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  23212-2413

Gentlemen:

     We are transmitting herewith Indiana Energy, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
December 31, 1994, pursuant to the requirements of Section
13 of the Securities Exchange Act of 1934.

                              Very truly yours,


                              /s/ Kathleen S. Morris
                              Kathleen S. Morris
KSM:rs

Enclosure

          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value      22,561,605      January 31, 1995
          Class                    Number of shares         Date

                   TABLE OF CONTENTS

                                                            Page
                                                          Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at December 31, 1994 and 1993
      and September 30, 1994

    Consolidated Statements of Income
      Three Months Ended December 31, 1994 and 1993, and Twelve Months Ended December 31, 1994 and 1993

    Consolidated Statements of Cash Flows
      Three Months Ended December 31, 1994 and 1993, and Twelve Months Ended December 31, 1994 and 1993

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K

                                             INDIANA ENERGY, INC.
                                          AND SUBSIDIARY COMPANIES

                                         CONSOLIDATED BALANCE SHEETS

                                                   ASSETS
                                           (Thousands - Unaudited)

                                                            December 31        September 30
                                                          1994       1993          1994
UTILITY PLANT:
    Original cost                                      $835,329   $786,380      $824,839
    Less - Accumulated depreciation and amortization    297,485    274,366       291,823
                                                        537,844    512,014       533,016

NONUTILITY PLANT - NET                                    6,891      4,921         6,905

CURRENT ASSETS:
    Cash and cash equivalents                             1,711        284        10,188
    Accounts receivable, less reserves of
        $1,522, $2,467 and $1,238, respectively          31,615     45,875        14,251
    Accrued unbilled revenues                            26,573     42,768         6,607
    Materials and supplies - at average cost              3,878      3,753         3,663
    Liquefied petroleum gas - at average cost               947      1,154           940
    Gas in underground storage - at last-in,
        first-out cost                                   60,401     53,064        64,753
    Recoverable gas costs                                     -        616             -
    Prepayments and other                                 1,439      1,585           244
                                                        126,564    149,099       100,646

DEFERRED CHARGES:
    Unamortized debt discount and expense                 6,968      6,489         6,892
    Environmental costs (See Note 8)                     12,228     10,408        11,925
    Other                                                14,365      4,566         7,429
                                                         33,561     21,463        26,246

                                                       $704,860   $687,497      $666,813

                                           INDIANA ENERGY, INC.
                                         AND SUBSIDIARY COMPANIES

                                        CONSOLIDATED BALANCE SHEETS

                                    SHAREHOLDERS' EQUITY AND LIABILITIES
                                          (Thousands - Unaudited)

                                                                  December 31     September 30
                                                                1994       1993        1994
CAPITALIZATION:
    Common stock (no par value) - authorized 64,000,000
        shares - issued and outstanding 22,556,942,
        22,553,136 and 22,556,942 shares, respectively       $145,777   $145,697    $145,777
    Less unearned compensation - restricted stock grants        1,141      1,688       1,262
                                                              144,636    144,009     144,515
    Retained earnings                                         131,656    124,955     126,730
        Total common shareholders' equity                     276,292    268,964     271,245
    Long-term debt                                            155,730    164,901     158,766
                                                              432,022    433,865     430,011

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                                         213     10,000         213
    Notes payable                                              47,350     54,050      34,350
    Accounts payable                                           30,916     40,485      34,633
    Refundable gas costs                                       37,042          -      31,595
    Customer deposits and advance payments                     21,923     14,146      12,594
    Accrued taxes                                              21,671     35,856      20,291
    Accrued interest                                            4,553      5,134       2,848
    Other current liabilities                                  21,396     15,252      14,150
                                                              185,064    174,923     150,674

DEFERRED CREDITS:
    Deferred income taxes                                      60,690     55,542      59,887
    Unamortized investment tax credit                          12,801     13,731      13,033
    Regulatory income tax liability                             4,787      4,789       4,787
    Other                                                       9,496      4,647       8,421
                                                               87,774     78,709      86,128

COMMITMENTS AND CONTINGENCIES (See Note 8)                          -          -           -

                                                             $704,860   $687,497    $666,813

                                                    INDIANA ENERGY, INC.
                                                 AND SUBSIDIARY COMPANIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                            (Thousands except per share data)
                                                       (Unaudited)

                                                Three Months             Twelve Months
                                              Ended December 31        Ended December 31
                                               1994        1993         1994        1993
UTILITY OPERATING REVENUES                 $ 113,062   $ 151,892    $ 436,467   $ 495,633
COST OF GAS                                   62,511      93,246      250,253     305,285
MARGIN                                        50,551      58,646      186,214     190,348

UTILITY OPERATING EXPENSES:
    Other operation and maintenance           18,168      19,533       80,617      86,524
    Depreciation and amortization              7,649       6,912       29,914      27,138
    Income taxes                               6,511       8,998       16,980      16,865
    Taxes other than income taxes              3,630       4,309       15,161      15,075
                                              35,958      39,752      142,672     145,602

UTILITY OPERATING INCOME                      14,593      18,894       43,542      44,746

INTEREST                                       3,994       4,240       15,791      16,880
OTHER                                           (180)       (502)      (2,468)     (1,522)
                                               3,814       3,738       13,323      15,358

UTILITY INCOME                                10,779      15,156       30,219      29,388

NONUTILITY INCOME (LOSS)                          95          44         (104)       (298)

NET INCOME                                 $  10,874   $  15,200    $  30,115   $  29,090

AVERAGE COMMON SHARES OUTSTANDING             22,557      22,546       22,557      21,818

EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK                           $    0.48   $    0.67    $    1.34   $    1.33

                                            INDIANA ENERGY, INC.
                                          AND SUBSIDIARY COMPANIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Thousands - Unaudited)

                                                                         Three Months          Twelve Months
                                                                      Ended December 31      Ended December 31
                                                                       1994       1993        1994       1993
CASH FLOWS FROM (REQUIRED FOR) OPERATING
 ACTIVITIES:
   Net income                                                       $ 10,874   $ 15,200    $ 30,115   $ 29,090

   Adjustments to reconcile net income to cash
       provided from operating activities -
           Depreciation and amortization                               7,704      6,971      30,137     27,416
           Deferred income taxes                                         802        643       3,432      3,076
           Investment tax credit                                        (232)      (232)       (930)      (929)
           Undistributed earnings of unconsolidated affiliates            15         48        (114)       (46)
                                                                       8,289      7,430      32,525     29,517
   Changes in assets and liabilities -
           Receivables - net                                         (37,330)   (63,723)     30,455    (11,946)
           Inventories                                                 4,130      6,292      (7,255)    (6,251)
           Accounts payable, customer deposits,
              advance payments and other current liabilities          12,858      1,300       4,352    (11,808)
           Accrued taxes and interest                                  3,085      6,069     (14,766)     4,056
           Refundable/recoverable gas costs                            5,447      6,837      37,658    (16,361)
           Prepayments                                                (1,161)    (1,289)        180        134
           Other - net                                                (5,835)     3,544      (5,252)       687
               Total adjustments                                     (10,517)   (33,540)     77,897    (11,972)
                   Net cash flow from (required for) operations          357    (18,340)    108,012     17,118

CASH FLOWS FROM (REQUIRED FOR) FINANCING
 ACTIVITIES:
        Issuance of common stock - net                                     -          -         (95)    32,902
        Sale of long-term debt                                             -          -       2,128          -
        Reduction in long-term debt                                   (3,036)   (10,000)    (21,086)   (10,000)
        Net change in short-term borrowings                           13,000     43,798      (6,700)    23,652
        Dividends on common stock                                     (5,948)    (5,715)    (23,319)   (21,660)

            Net cash flow from (required for) financing activities     4,016     28,083     (49,072)    24,894

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                             (12,864)   (14,459)    (55,543)   (58,814)
    Net change in nonutility plant and other investments                  14       (188)     (1,970)    (3,755)
    Sale of marketable securities                                          -          -           -     13,864
            Net cash flow required for investing activities          (12,850)   (14,647)    (57,513)   (48,705)

NET INCREASE (DECREASE) IN CASH                                       (8,477)    (4,904)      1,427     (6,693)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                            10,188      5,188         284      6,977
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  1,711   $    284    $  1,711   $    284

Indiana Energy, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements

1.  Financial Statements.
    The consolidated financial statements include the accounts of Indiana Energy, Inc.'s (Indiana Energy) wholly- and majority-owned subsidiaries, after elimination of intercompany transactions. The consolidated financial statements separate the regulated utility operations, principally Indiana Gas Company, Inc. (Indiana Gas) from nonutility operations. The nonutility operations include IGC Energy, Inc. (IGC Energy), Energy Realty, Inc. (Energy Realty) and Indiana Energy Services, Inc. (IES), indirect wholly-owned subsidiaries of Indiana Energy.

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


2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash Flows, Indiana Energy considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                            Three Months Ended    Twelve Months Ended
                                December 31          December 31
    Thousands                1994        1993      1994        1993
    Interest (net of
      amount capitalized)  $  2,098    $ 1,820   $15,588     $14,956
    Income taxes           $  2,963    $   580   $26,263     $10,330

3.  Revenues.
    To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.
4.  Gas in Underground Storage.
    Based on the cost of purchased gas during December 1994, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at December 31, 1994, by approximately $2,140,000.

5.  Refundable or Recoverable Gas Costs.
    The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates are deferred and are being recovered or refunded in accordance with procedures approved by the Indiana
    Utility Regulatory Commission (IURC).

6.  Allowance For Funds Used During Construction.
    An allowance for funds used during construction (AFUDC), which represents the cost of borrowed and equity funds used for construction purposes, is charged to construction work in progress during the period of construction and included in "Other" on the Consolidated Statements of Income. An annual AFUDC rate of 7.5 percent was used for all periods reported.

    The table below reflects the total interest capitalized and the portion of which was computed on borrowed funds and equity funds for all periods reported.

                                Three Months Ended   Twelve Months Ended
                                    December 31          December 31
    Thousands                    1994        1993      1994       1993
                                                                 <C.
    AFUDC-Borrowed Funds        $   63      $  231    $  187     $  676
    AFUDC-Equity Funds              51         189       152        553
    Total AFUDC Capitalized      $ 114      $  420    $  339     $1,229

7.  Long-Term Debt.
    On October 28, 1994, $3 million of the outstanding 9
    3/8% Series M, First Mortgage Bonds were retired.

8.  Contingencies.
    A.  Environmental Costs
    In the past, Indiana Gas and others, including its predecessors, former affiliates and/or previous landowners, operated facilities for the manufacturing of gas and storage of manufactured gas. These facilities are no longer in operation and have not been operated for many years. In the manufacture and storage of such gas, various byproducts were produced, some of which may still be present at the sites where these manufactured gas plants and storage facilities were located.
    While management believes those operations were conducted in accordance with the then-applicable industry standards, under currently applicable environmental laws and regulations, Indiana Gas, and the others, may now be required to take remedial action if certain materials are found at these sites.

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

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs
    Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with past gas manufacturing activities. On February
    26, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs.
    This authorization will extend until the IURC rules upon Indiana Gas' pending request to establish and implement an ongoing ratemaking mechanism that will be designed and intended to provide for the recovery of these costs. Indiana Gas has deferred all environmental costs previously paid or accrued.
    These costs are approximately $12.2 million
    (including assessment, remediation and related costs) as of December 31, 1994.

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

    B.  Order No. 636 Transition Costs
    In accordance with Federal Energy Regulatory
    Commission (FERC) Order No. 636, Indiana Gas' pipeline service providers have made a number of filings to restructure services. Indiana Gas' pipeline service providers are seeking from customers, including Indiana Gas, recovery of certain costs related to the transition to restructured services.

    In February 1994, Indiana Gas included certain transition costs in a routine quarterly gas cost adjustment (GCA) filing with the IURC. As part of that proceeding, Indiana Gas was given authority to pass the Account 191 component of such costs through to ratepayers and to employ deferred accounting for all other components of transition costs pending the IURC's consideration of Indiana
    Gas' request for authority to recover those costs.
    As of December 31, 1994, Indiana Gas has estimated and deferred approximately $6.2 million of the other components of transition costs.

    In a recent order involving another gas utility in Indiana, the IURC determined that FERC Order No.
    636 transition costs are recoverable as gas costs through the quarterly GCA process. Given this determination, Indiana Gas expects that transition costs it is assessed by its pipeline suppliers will be recovered through the quarterly GCA process.

9.  Postretirement Benefits Other Than Pensions.
    Effective October 1, 1993, Indiana Gas adopted
    Statement of Financial Accounting Standards No.
    106, Employers' Accounting for Postretirement
    Benefits Other Than Pensions (SFAS 106). SFAS 106 requires accounting for the costs of postretirement health care and life insurance benefits on the accrual basis. This means the costs of benefits paid in the future are recognized during the years that an employee provides service to Indiana Gas rather than the "pay-as-you-go" (cash) basis.

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106. Through a generic order issued on December 30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. This authorization will extend until the IURC rules upon Indiana Gas' pending request to adopt SFAS 106 for ratemaking purposes. Recent orders for other public utilities regulated by the IURC have authorized SFAS 106 to be adopted for ratemaking purposes. Indiana Gas has deferred approximately $7.1 million of SFAS 106 costs as of December 31, 1994.

10. Reclassifications.
    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on margin or net income previously reported.

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

    Net income and earnings per average share of common stock for the three- and twelve-month periods ended
December 31, 1994, when compared to the same periods one year ago are listed below.


Periods Ended December 31            1994               1993
(Millions except per             Net   Earnings     Net    Earnings
share data)                    Income  Per Share   Income  Per Share
   Three Months                 $10.9    $ .48      $15.2    $ .67
   Twelve Months                $30.1    $1.34      $29.1    $1.33

    The following discussion of operating results relates primarily to the combined operations of Indiana Gas.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended December 31, 1994, decreased $8.1 million compared to the same period last year. The decrease was primarily due to weather 26 percent warmer than the same period last year and 25 percent warmer than normal, resulting in a decrease in space heating sales during the period.

    Margin for the twelve-month period ended December 31, 1994, decreased $4.1 million compared to the same period last year. The decrease for the twelve-month period reflects weather 8 percent warmer than the same period last year and 7 percent warmer than normal, offset somewhat by additional residential and commercial customers.

    Total system throughput (combined sales and transportation) decreased 14 percent (5.1 MMDth) for the first quarter of fiscal 1995 when compared to the same period one year ago. This was due primarily to decreases in residential and commercial space heating sales caused by warmer weather.

    Throughput decreased 2 percent (1.8 MMDth) for the twelve-month period ended December 31, 1994, when compared to the same period last year. This is due primarily to decreases in residential and commercial space heating sales caused by warmer weather, offset by an increase in throughput for industrial customers and an increase in residential and commercial customers.

    Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $2.68 for the three-month period ended December 31, 1994, compared to $3.05 for the same period one year ago.
For the twelve-month period, cost of gas per unit decreased to $2.78 in the current period compared to $2.90 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses decreased approximately $1.4 million for the three-month period ended December 31, 1994, when compared to the same period one year ago. The decrease is attributable to lower labor-related costs, including health care and pension costs, and other general expenses.

    Operation and maintenance expenses for the twelve-month period decreased approximately $5.9 million compared to the same period last year. The decrease is primarily due to labor and related costs which are lower than the levels last year when additional operation and maintenance projects were in progress.

    Depreciation and amortization expense increased for the three- and twelve-month periods ended December 31, 1994, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes decreased for the three-month period ended December 31, 1994, when compared to the same period one year ago due to lower taxable income. Federal and state income taxes remained approximately the same for the twelve-month period when compared to the same period last year.

    Taxes other than income taxes decreased for the three-month period ended December 31, 1994, when compared to the same period one year ago due to lower gross receipts tax expenses. Taxes other than income taxes remained approximately the same for the twelve-month period when compared to the same period last year.

                   Interest Expense
    Interest expense decreased for the three- and twelve-month periods ended December 31, 1994, when compared to the same periods one year ago due to a decrease in average debt outstanding slightly offset by an increase in interest rates.

Other Operating Matters

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

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the location of former manufactured gas plants. For further information regarding the status of investigation and remediation of the sites, financial reporting, ratemaking and other potentially responsible parties, see Note 8.

     Federal Energy Regulatory Commission Matters
     In accordance with Federal Energy Regulatory
Commission (FERC) Order No. 636, Indiana Gas' pipeline service providers have made a number of filings to restructure services. Indiana Gas' pipeline service providers are seeking from customers, including Indiana
Gas, recovery of certain costs related to the transition to restructured services. For further information regarding the financial reporting and ratemaking, see Note 8.

      Postretirement Benefits Other Than Pensions
     Effective October 1, 1993, Indiana Gas adopted
Statement of Financial Accounting Standards No. 106,
Employers' Accounting for Postretirement Benefits Other
Than Pensions (SFAS 106). SFAS 106 requires accounting for the costs of postretirement health care and life insurance benefits on the accrual basis. This means the costs of benefits paid in the future are recognized during the years that an employee provides service to Indiana Gas rather than the "pay-as-you-go" (cash) basis. For further information regarding the financial reporting and ratemaking, see Note 9.

Liquidity and Capital Resources

    New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. For the twelve months ended December 31, 1994, Indiana Gas' capital expenditures totaled $55.5 million. Of this amount, 71 percent was provided by funds generated internally (utility income less dividends plus charges to utility income not requiring funds). Capital expenditures for fiscal 1995 are estimated at $54.7 million of which $12.9 million have been expended during the three-month period ended December 31, 1994.

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

    On October 28, 1994, $3 million of the outstanding 9
3/8% Series M, First Mortgage Bonds were retired.

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

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits
           27    Financial Data Schedule     Filed herewith.

       (b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 1994.

                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDIANA ENERGY, INC.
                                    Registrant




Dated February 10, 1995         /s/Niel C. Ellerbrook
                                Niel C. Ellerbrook
                                Vice President and Treasurer
                                and Chief Financial Officer



Dated February 10, 1995         /s/Jerome A. Benkert
                                Jerome A. Benkert
                                Controller