Form 10-Q
period 1995-03-31
INDIANA ENERGY INC
filed 1995-05-15
CIK 780859

May 15, 1995



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

     We are transmitting herewith Indiana Energy, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended March 31,
1995, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

                              Very truly yours,



                              Kathleen S. Morris
KSM:rs





          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value        22,561,605       April 30, 1995
             Class                   Number of shares          Date

                   TABLE OF CONTENTS

                                                                Page
                                                               Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at March 31, 1995, and 1994
      and September 30, 1994

    Consolidated Statements of Income
      Three Months Ended March 31, 1995 and 1994,
      Six Months Ended March 31, 1995 and 1994, and Twelve Months Ended March 31, 1995 and 1994

    Consolidated Statements of Cash Flows
        Six Months Ended March 31, 1995 and 1994, and Twelve Months Ended March 31, 1995 and 1994

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 4 - Submission of Matters to a Vote of Security
             Holders

    Item 6 - Exhibits and Reports on Form 8-K


                                          INDIANA ENERGY, INC.
                                        AND SUBSIDIARY COMPANIES

                                      CONSOLIDATED BALANCE SHEETS

                                                 ASSETS
                                        (Thousands - Unaudited)


                                                           March 31        September 30
                                                        1995       1994          1994
UTILITY PLANT:
    Original cost                                    $846,963   $797,925      $824,839
    Less - Accumulated depreciation and amortization  304,077    279,539       291,823
                                                      542,886    518,386       533,016

NONUTILITY PLANT - NET                                  6,728      7,077         6,905

CURRENT ASSETS:
    Cash and cash equivalents                          11,468     15,891        10,188
    Accounts receivable, less reserves of
        $1,511, $3,215 and $1,238, respectively        39,665     65,497        14,251
    Accrued unbilled revenues                          14,460     19,778         6,607
    Materials and supplies - at average cost            3,952      4,023         3,663
    Liquefied petroleum gas - at average cost             887        881           940
    Gas in underground storage - at last-in,
        first-out cost                                 33,727     21,256        64,753
    Prepayments and other                               1,088      1,052           244
                                                      105,247    128,378       100,646

DEFERRED CHARGES:
    Unamortized debt discount and expense               6,838      6,363         6,892
    Environmental costs (See Note 8)                    2,556     10,410        11,925
    Other                                              10,109      4,437         7,429
                                                       19,503     21,210        26,246

                                                     $674,364   $675,051      $666,813



                                              INDIANA ENERGY, INC.
                                            AND SUBSIDIARY COMPANIES

                                          CONSOLIDATED BALANCE SHEETS

                                     SHAREHOLDERS' EQUITY AND LIABILITIES
                                             (Thousands - Unaudited)



                                                                March 31       September 30
                                                             1995       1994        1994
CAPITALIZATION:
    Common stock (no par value) - authorized 64,000,000
        shares - issued and outstanding 22,561,605,
        22,556,942, 22,556,942 shares, respectively       $145,872   $145,777    $145,777
    Less unearned compensation - restricted stock grants     1,066      1,573       1,262
                                                           144,806    144,204     144,515
    Retained earnings                                      147,783    140,817     126,730
        Total common shareholders' equity                  292,589    285,021     271,245
    Long-term debt                                         155,584    164,901     158,766
                                                           448,173    449,922     430,011

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                                      213     10,000         213
    Notes payable                                           15,900      3,800      34,350
    Accounts payable                                        36,735     42,030      34,633
    Refundable gas costs                                    25,484     25,093      31,595
    Customer deposits and advance payments                   8,349      1,756      12,594
    Accrued taxes                                           23,647     41,513      20,291
    Accrued interest                                         2,807      3,024       2,848
    Other current liabilities                               22,822     18,097      14,150
                                                           135,957    145,313     150,674

DEFERRED CREDITS:
    Deferred income taxes                                   61,491     56,184      59,887
    Unamortized investment tax credit                       12,569     13,499      13,033
    Regulatory income tax liability                          4,787      4,789       4,787
    Other                                                   11,387      5,344       8,421
                                                            90,234     79,816      86,128

COMMITMENTS AND CONTINGENCIES (see Note 8)                       -          -           -

                                                          $674,364   $675,051    $666,813


                                           INDIANA ENERGY, INC.
                                        AND SUBSIDIARY COMPANIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                    (Thousands except per share data)
                                               (Unaudited)




                                               Three Months             Six Months
                                              Ended March 31          Ended March 31
                                             1995        1994         1995        1994
UTILITY OPERATING REVENUES               $ 150,468   $ 195,672    $ 263,530   $ 347,564
COST OF GAS                                 82,549     122,239      145,060     215,485
MARGIN                                      67,919      73,433      118,470     132,079

UTILITY OPERATING EXPENSES:
    Other operation and maintenance         19,282      23,244       37,450      42,777
    Depreciation and amortization            7,744       7,358       15,393      14,270
    Income taxes                            12,693      13,120       19,204      22,118
    Taxes other than income taxes            3,533       5,081        7,163       9,390
                                            43,252      48,803       79,210      88,555

UTILITY OPERATING INCOME                    24,667      24,630       39,260      43,524

INTEREST                                     3,829       4,043        7,823       8,283
OTHER                                         (323)     (1,153)        (503)     (1,655)
                                             3,506       2,890        7,320       6,628

UTILITY INCOME                              21,161      21,740       31,940      36,896

NONUTILITY INCOME (LOSS)                       915         (68)       1,010         (24)

NET INCOME                               $  22,076   $  21,672    $  32,950   $  36,872

AVERAGE COMMON SHARES OUTSTANDING           22,561      22,557       22,559      22,551

EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK                         $    0.98   $    0.96    $    1.46   $    1.64




                                           INDIANA ENERGY, INC.
                                         AND SUBSIDIARY COMPANIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                    (Thousands except per share data)
                                                (Unaudited)


                                                                       Twelve Months
                                                                       Ended March 31
                                                                      1995        1994
UTILITY OPERATING REVENUES                                        $ 391,263   $ 513,049
COST OF GAS                                                         210,563     317,673
MARGIN                                                              180,700     195,376

UTILITY OPERATING EXPENSES:
    Other operation and maintenance                                  76,655      84,628
    Depreciation and amortization                                    30,300      27,845
    Income taxes                                                     16,553      19,921
    Taxes other than income taxes                                    13,613      15,224
                                                                    137,121     147,618

UTILITY OPERATING INCOME                                             43,579      47,758

INTEREST                                                             15,577      16,694
OTHER                                                                (1,638)     (2,456)
                                                                     13,939      14,238

UTILITY INCOME                                                       29,640      33,520

NONUTILITY INCOME (LOSS)                                                879        (314)

NET INCOME                                                        $  30,519   $  33,206

AVERAGE COMMON SHARES OUTSTANDING                                    22,558      22,254

EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK                                                  $    1.35   $    1.49



                                                                       INDIANA ENERGY, INC.
                                                                    AND SUBSIDIARY COMPANIES

                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (Thousands - Unaudited)


                                                                          Six Months            Twelve Months
                                                                        Ended March 31         Ended March 31
                                                                       1995       1994        1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 32,950   $ 36,872    $ 30,519   $ 33,206

   Adjustments to reconcile net income to cash
       provided from operating activities -
           Depreciation and amortization                              15,504     14,387      30,521     28,108
           Deferred income taxes                                       1,604      1,286       3,591      3,221
           Investment tax credit                                        (465)      (465)       (930)      (930)
           Undistributed earnings of unconsolidated affiliates           (69)        29        (179)       (43)
                                                                      16,574     15,237      33,003     30,356
   Changes in assets and liabilities -
           Receivables - net                                         (33,267)   (60,355)     31,150    (20,034)
           Inventories                                                30,790     38,103     (12,406)    (5,945)
           Accounts payable, customer deposits,
              advance payments and other current liabilities           6,529     (6,700)      6,023      4,335
           Accrued taxes and interest                                  3,315      9,616     (18,083)     6,660
           Refundable/recoverable gas costs                           (6,111)    32,546         391      4,555
           Prepayments                                                  (829)      (756)        (21)       212
           Other - net                                                10,730      4,008      10,849      3,164
               Total adjustments                                      27,731     31,699      50,906     23,303
                   Net cash flows from operations                     60,681     68,571      81,425     56,509

CASH FLOWS FROM (REQUIRED FOR) FINANCING
 ACTIVITIES:
        Issuance of common stock - net                                     -        (95)          -     32,207
        Sale of long-term debt                                             -          -       2,128          -
        Reduction in long-term debt                                   (3,182)   (10,000)    (21,232)   (10,000)
        Net change in short-term borrowings                          (18,450)    (6,452)     12,100      3,800
        Dividends on common stock                                    (11,897)   (11,430)    (23,553)   (22,261)

           Net cash flows from (required for) financing activities   (33,529)   (27,977)    (30,557)     3,746

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                             (26,049)   (27,547)    (55,640)   (60,085)
    Net change in nonutility plant and other investments                 177     (2,344)        349     (5,936)

           Net cash flows required for investing activities          (25,872)   (29,891)    (55,291)   (66,021)

NET INCREASE (DECREASE) IN CASH                                        1,280     10,703      (4,423)    (5,766)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                            10,188      5,188      15,891     21,657
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 11,468   $ 15,891    $ 11,468   $ 15,891


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


2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash Flows, Indiana Energy considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                               Six Months Ended  Twelve Months Ended
                                    March 31          March 31
    Thousands                    1995     1994      1995     1994
    Interest (net of
      amount capitalized)    $ 7,529   $ 7,807   $15,031  $15,114
    Income taxes             $12,676   $11,080   $25,476  $12,280

3.  Revenues.
    To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

4.  Gas in Underground Storage.
    Based on the cost of purchased gas during March 1995, the cost of replacing the current portion of gas in underground storage was less than last-in, first-out cost at March 31, 1995, by approximately $6,082,000.

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

                                Three Months Ended  Six Months Ended   Twelve Months Ended
                                      March 31           March 31           March 31
    Thousands                     1995        1994    1995      1994   1995           1994
    AFUDC-Borrowed Funds        $   45      $   13  $  108    $  244   $  219       $  556
    AFUDC-Equity Funds              37          11      88       200      178          455
    Total AFUDC Capitalized     $   82      $   24  $  196    $  444   $  397       $1,011

7.  Long-Term Debt.
    On October 28, 1994, $3 million of the outstanding 9
    3/8% Series M, First Mortgage Bonds were retired.

8.  Environmental Costs.
    In the past, Indiana Gas and others, including former affiliates, and/or previous landowners, operated facilities for the manufacturing of gas and storage of manufactured gas. These facilities are no longer in operation and have not been operated for many years. In the manufacture and storage of such gas, various byproducts were produced, some of which may still be present at the sites where these manufactured gas plants and storage facilities were located. While management believes, and the IURC has found that, those operations were conducted in accordance with the then-applicable industry standards, under currently applicable environmental laws and regulations,
    Indiana Gas, and the others, may now be required to take remedial action if certain byproducts are found at these sites.

    Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Remedial activities have been conducted at two sites and a remedial investigation/feasibility study (RI/FS) is nearing completion at one of the sites under an agreed order between Indiana Gas and the Indiana
    Department of Environmental Management.  Indiana
    Gas is assessing, on a site-by-site basis, whether any of the remaining 24 sites require remediation, to what extent it is required and the estimated cost. Preliminary assessments (PAs) have been completed on all but one of these sites. Site investigations (SIs) have been completed at 19 of these sites. Based upon the site work completed to date, Indiana Gas believes that some level of contamination may be present at a number of the 24 sites. Indiana Gas has not begun an RI/FS at those sites, but expects to conduct further investigations in the future.

    Based upon the work performed to date, Indiana Gas has accrued remediation and related costs for the two sites where remedial activities are taking place. PA/SI and groundwater monitoring costs have been accrued for the remaining sites where appropriate. Estimated RI/FS costs and the costs of certain remedial actions that may likely be required have also been accrued. Costs associated with environmental remediation obligations are accrued when such costs are probable and reasonably estimable. Indiana Gas does not believe it can provide an estimate of the reasonably possible total remediation costs for any site prior to completion of an RI/FS and the development of some sense of the timing for implementation of the resulting potential remedial alternatives, to the extent such remediation is required. Accordingly, the total costs which may be incurred in connection with the remediation of all sites, to the extent remediation is necessary, cannot be determined at this time.

    Indiana Gas has been pursuing recovery from three separate sources of the costs it has incurred and expects to incur relating to the 26 sites. Those sources are insurance carriers, potentially responsible parties (PRPs) and recovery through rates from retail gas customers. On April 14, 1995, Indiana Gas filed suit against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that those carriers are obligated to pay these costs in the future.
    Presently, that suit is pending in the United
    States District Court for the Northern District of
    Indiana in Fort Wayne, Indiana.

    Indiana Gas has also completed the process of identifying PRPs for each site. PRPs include two financially viable utilities, PSI Energy, Inc.(PSI) and Northern Indiana Public Service Company
    (NIPSCO). PSI has been identified as a PRP at 19 of the sites. NIPSCO has been identified as an additional PRP at 5 of these 19 sites. Indiana Gas is presently in negotiations with PSI and NIPSCO to determine their individual and joint shares.

    With the help of outside counsel, Indiana Gas has prepared cost sharing estimates of environmental liabilities which may exist at each of the sites based on equitable principles derived from case law or applied by parties in achieving settlements.
    These cost sharing estimates have been utilized to record a receivable from PRPs for their share of the liability for work performed by Indiana Gas to date. This receivable is reflected as Deferred
    Environmental Costs on the Consolidated Balance
    Sheet at March 31, 1995. These cost sharing estimates have also been utilized by Indiana Gas to accrue only its proportionate share of the estimated cost related to work not yet performed.

    As a result of its pursuit of recovery of costs from PRPs and insurance carriers, Indiana Gas has secured cash payments of approximately $11 million.

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs
    Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with past gas manufacturing activities. On May 3, 1995, the IURC concluded that the costs incurred by Indiana Gas to investigate and clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of utility service and, therefore, are not recoverable as operating expenses from utility customers. The
    Commission did indicate that in Indiana Gas' next rate case it would be appropriate to quantify the effect of the investigation and clean-up activities as part of the business risk to be considered by the Commission in establishing the overall rate of return to be allowed. Management believes that the Commission's determination that these costs are not utility operating expenses incorrectly interprets and applies Indiana law and management intends to appeal the decision to the Indiana Court of Appeals.

    The May 3, 1995, order of the IURC will have no immediate impact on Indiana Gas' earnings since of the $13.5 million which had been deferred through March 31, 1995, $11 million was subsequently received and the balance of $2.5 million is recoverable from PRPs.

    The impact on Indiana Gas' financial position and results of operations of complying with federal, state and local environmental regulations related to former manufactured gas plant sites is contingent upon several uncertainties. These include the costs of any compliance which may occur and the timing of the actions taken, the impact of joint and several liability upon the magnitude of the contingency, the outcome of proceedings which challenge the IURC ruling on recovery of costs from ratepayers, as well as any additional recoveries of environmental and related costs from insurance carriers. Although there can be no assurance of success, to the extent possible Indiana Gas will continue to manage the manufactured gas plant remediation program so that amounts received from insurance carriers and PRPs will be sufficient to fund all such costs.

9.  Order No. 636 Transition Costs
    In accordance with Federal Energy Regulatory
    Commission (FERC) Order No. 636, Indiana Gas' pipeline service providers have made a number of filings to restructure services. Indiana Gas' pipeline service providers are seeking from customers, including Indiana Gas, recovery of certain costs related to the transition to restructured services.

    On April 12, 1995, Indiana Gas received an order from the IURC allowing full recovery through the quarterly GCA process of all FERC Order No. 636 transition costs, including those transition costs previously deferred. As of March 31, 1995, Indiana
    Gas has estimated and recorded total transition costs of approximately $12 million. The deferred transition costs now recoverable in rates have been offset against Refundable Gas Costs on the Consolidated Balance Sheet.

10. Postretirement Benefits Other Than Pensions.
    Effective October 1, 1993, Indiana Gas adopted
    Statement of Financial Accounting Standards No.
    106, Employers' Accounting for Postretirement
    Benefits Other Than Pensions (SFAS 106). SFAS 106 requires accounting for the costs of postretirement health care and life insurance benefits on the accrual basis. This means the costs of benefits paid in the future are recognized during the years that an employee provides service to Indiana Gas rather than the "pay-as-you-go" (cash) basis.

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106. Through a generic order issued on December 30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. On May 3, 1995, the IURC issued an order authorizing Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with SFAS 106.

11. Regulatory Assets.
    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Indiana Gas anticipates adopting this standard on October 1, 1996, and does not expect that the adoption will have a material impact on its financial position or results of operations based on the current regulatory structure in which it operates. This conclusion may change in the future as competitive factors influence pricing in this industry.

12. Reclassifications.
    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on margin or net income previously reported.


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

    Net income and earnings per average share of common stock for the three-, six-, and twelve-month periods ended
March 31, 1995, when compared to the same periods one year ago are listed below.

Periods Ended March 31        1995                 1994
(Millions except per     Net      Earnings    Net      Earnings
share data)              Income   Per Share   Income   Per Share
   Three Months          $22.1      $ .98     $21.7     $ .96
   Six Months            $33.0      $1.46     $36.9     $1.64
   Twelve Months         $30.5      $1.35     $33.2     $1.49

    The following discussion of operating results relates primarily to the combined operations of Indiana Gas.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended March 31, 1995, decreased
$5.5 million compared to the same period last year. The decrease was primarily due to weather 11 percent warmer than the same period last year and 8 percent warmer than normal, offset somewhat by additional residential and commercial customers.

    Margin for the six-month period ended March 31, 1995, decreased $13.6 million compared to the same period last year. The decrease for the six-month period reflects weather 17 percent warmer than the same period last year and 15 percent warmer than normal, offset somewhat by additional residential and commercial customers.

    Margin for the twelve-month period ended March 31, 1995, decreased $14.7 million compared to the same period last year. The decrease for the twelve-month period reflects weather 17 percent warmer than the same period last year and 14 percent warmer than normal, offset somewhat by additional residential and commercial customers.

    Total system throughput (combined sales and transportation) decreased 7 percent (3.2 MMDth) for the second quarter of fiscal 1995, 10 percent (8.3 MMDth) for the six-month period and 7 percent (8.2 MMDth) for the twelve-month period ended March 31, 1995, compared to the same periods last year. The decreases for all periods are due primarily to decreases in residential and commercial space heating sales caused by warmer weather.

    Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $2.70 for the three-month period ended March 31, 1995, compared to $3.19 for the same period one year ago. For the six-month period, cost of gas per unit decreased to $2.69 in the current period compared to $3.12 for the same period last year. For the twelve-month period, cost of gas per unit decreased to $2.62 in the current period compared to $3.07 for the same period last year. The decreases for all periods are due primarily to lower commodity costs associated with decreased demand for gas during the very warm winter this fiscal year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses decreased approximately $4.0 million for the second quarter of fiscal 1995, and approximately $5.3 million for the six-month period ended March 31, 1995, when compared to the same periods one year ago. The decreases are partially attributable to lower provisions for uncollectible accounts and employee benefits as well as other nonrecurring charges which occurred last year. Lower operating and maintenance expenses for mains, measuring and regulating station equipment and customer installations also contributed to the decrease. The declining operation and maintenance expenses reflect management's efforts to control costs considering the impact of warmer weather.

    Operation and maintenance expenses for the twelve-month period decreased approximately $8.0 million compared to the same period last year. The decrease is primarily due to labor and related operational costs which are lower than the levels last year when additional operation and maintenance projects were in progress. The decrease also reflects lower health care and pension costs.

    Depreciation and amortization expense increased for the three-, six- and twelve-month periods ended March 31, 1995, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes decreased for the three-, six- and twelve-month periods ended March 31, 1995, when compared to the same periods one year ago due to lower taxable utility income.

    Taxes other than income taxes decreased for the three-
, six- and twelve-month periods ended March 31, 1995, when compared to the same periods one year ago due to lower gross receipts tax expenses resulting from decreased revenue.

                   Interest Expense
    Interest expense decreased for the three-, six- and twelve-month periods ended March 31, 1995, when compared to the same periods one year ago due to a decrease in average debt outstanding slightly offset by an increase in interest rates.

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

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the location of former manufactured gas plants. During the quarter ended March 31, 1995, settlements of approximately
$11 million have been achieved as a result of Indiana Gas' pursuit of third parties for environmental costs. On May
3, 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. Based upon investigation and clean-up costs of approximately $13.5 million which had been deferred through March 31, 1995, and recoveries attributable to those costs from all sources, including insurance carriers and potentially responsible parties, the May 3, 1995, order of the IURC will have no immediate impact on Indiana Gas' earnings. For further information regarding the status of investigation and remediation of the sites, financial reporting, ratemaking and other potentially responsible parties, see Note 8.

     Federal Energy Regulatory Commission Matters
    In accordance with Federal Energy Regulatory
Commission (FERC) Order No. 636, Indiana Gas' pipeline service providers have made a number of filings to restructure services. Indiana Gas' pipeline service providers are seeking from customers, including Indiana
Gas, recovery of certain costs related to the transition to restructured services.

    On April 12, 1995, Indiana Gas received an order from the IURC allowing full recovery through the quarterly GCA process of all FERC Order No. 636 transition costs, including those transition costs previously deferred. As of March 31, 1995, Indiana Gas has estimated and recorded total transition costs of approximately $12 million. The deferred transition costs now recoverable in rates have been offset against Refundable Gas Costs on the Consolidated Balance Sheet.

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

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106.
Through a generic order issued on December 30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. On May 3, 1995, the IURC issued an order authorizing Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with SFAS 106.

              Indiana Legislative Matters
     On April 26, 1995, Indiana Senate Bill 637 was enacted into law. It will provide new flexibility to the IURC for future regulation of Indiana utilities and modify the application of the current earnings test.

     The new law recognizes that competition is increasing in the provision of energy services and that flexibility in the regulation of energy services providers is essential to the well-being of the state, its economy and its citizens. Under the law, utilities can present to the IURC a broad range of proposals from incentive ratemaking to complete deregulation of the industry. The bill gives the IURC the authority to adopt alternative regulatory practices, procedures, and mechanisms and establish rates and charges that are in the public interest, and will enhance or maintain the value of the energy utility's retail energy services or property. It also provides authority to the IURC to establish rates and charges based on market or average prices, that use performance based rewards or penalties, and which are designed to promote efficiency in the rendering of retail energy services.

     The IURC applies the Indiana statute authorizing the GCA procedures to reduce rates when necessary so as to limit utility operating income to the level provided in the last general rate order. In the case of Indiana
Gas, utility operating income is adjusted to normal weather. On a quarterly basis, this earnings test is performed by comparing Indiana Gas' authorized utility operating income to its actual utility operating income
(weather normalized) for the previous twelve months.
In the past, one-fourth of the amounts over the authorized utility operating income would be refundable to Indiana Gas' customers. The new bill revises the most current earnings test to provide that no refund be paid to the extent a utility has not earned its authorized utility operating income over the previous
60 months (or during the period since the utility's last rate order, if longer). The revised test provides
Indiana Gas a greater opportunity to earn its authorized utility operating income over the long term.


                New Accounting Standard
    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Indiana Gas anticipates adopting this standard on October 1, 1996, and does not expect that the adoption will have a material impact on its financial position or results of operations based on the current regulatory structure in which it operates. This conclusion may change in the future as competitive factors influence pricing in this industry.


Liquidity and Capital Resources

    New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. For the twelve months ended March 31, 1995, Indiana Gas' capital expenditures totaled $55.6 million.
Of this amount, 70 percent was provided by funds generated internally (utility income less dividends plus charges to utility income not requiring funds). Capital expenditures for fiscal 1995 are estimated at $54.7 million of which $26.0 million have been expended during the six-month period ended March 31, 1995.

    Indiana Gas' goal is to fund internally approximately
75 percent of its construction program. Capitalization objectives for Indiana Gas are 55-65 percent common equity and 35-45 percent long-term debt. This will help Indiana
Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa3 by Moody's
Investors Service and AA- by Standard & Poor's Corporation.

    On October 28, 1994, $3 million of the outstanding 9
3/8% Series M, First Mortgage Bonds were retired.

    On April 5, 1995, Indiana Gas filed with the Securities and Exchange Commission (SEC) a prospectus supplement for the offering of its Medium-Term Notes, Series E (Notes) with an aggregate principal amount of up to $55 million.
The Notes were registered under the existing shelf registration statement filed November 20, 1992, with the SEC with respect to the issuance of up to $90 million in aggregate principal amount of debt securities ($35 million was previously withdrawn from this shelf as a result of the December 9, 1992, issuance of 6 5/8%, Series D Notes).
Indiana Gas plans to issue the Notes from time to time during fiscal years 1995 and 1996. The Notes, when issued, will be due not less than 9 months and not more than 40 years from the date of issue, and will bear interest at a fixed or variable rate as negotiated between the purchaser and Indiana Gas. The net proceeds from the sale of the Notes will be used to finance, in part, the refunding of long-term debt, Indiana Gas' continuing construction program and for other corporate purposes.

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


INDIANA ENERGY, INC. AND SUBSIDIARY COMPANIES
PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

   See Note 8 of the Notes to Consolidated Financial
Statements for litigation matters involving insurance carriers pertaining to Indiana Gas' former manufactured gas plants and storage facilities.

Item 4.    Submission of Matters to a Vote of Security
Holders

   At the annual meeting of shareholders of Indiana
Energy, Inc. on January 9, 1995, (the "Annual
Meeting"), the shareholders elected the following directors by the vote specified opposite each director's name:

                                                                 Broker
Director             Votes For   Votes Withheld   Abstentions   Non-Vote
Paul T. Baker       18,153,006      228,678            -            -
Otto N. Frenzel III 18,151,345      230,339            -            -
Don E. Marsh        18,147,315      234,369            -            -
Richard P. Rechter  18,158,513      223,171            -            -

   The terms of the other eight board members, Duane M.
Amundson, Gerald L. Bepko, Howard J. Cofield, Niel C.
Ellerbrook, Loren K. Evans, Lawrence A. Ferger, Anton
H. George and James C. Shook will expire in January
1996 or January 1997.

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits
           27    Financial Data Schedule     Filed herewith.

       (b) Reports on Form 8-K.

                On April 5, 1995, Indiana Gas filed a
        Current Report on Form 8-K with respect to the offering of its Medium-Term Notes, Series E with an aggregate principal amount of up to $55 million. Items reported include:

        Item 7.  Financial Statements and Exhibits
          Exhibit 1(a) Distribution Agreement dated April 5, 1995, among Indiana Gas Company, Inc., Goldman, Sachs & Co., Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated.

          Exhibit 4(a)   Officers' Certificate with respect
                         to the establishment of the Medium-
                         Term Notes, Series E (including
                         form of Fixed Rate Note and
                         Floating Rate Note).

                On May 4, 1995, Indiana Energy and
        Indiana Gas filed a Current Report on Form 8-K with respect to a press release (dated May 4, 1995), announcing the receipt and assessment by Indiana Gas Company, Inc. of an order issued by the Indiana Utility Regulatory Commission on
        May 3, 1995.  The order addressed the
        ratemaking for costs incurred in connection with former manufactured gas plant sites and costs incurred in complying with Financial
        Accounting Standard No. 106, Postretirement
        Benefits Other Than Pensions. Items reported include:

        Item 5.  Other Events
           Press release dated May 4, 1995.




                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDIANA ENERGY,INC.
                                    Registrant




Dated May 15, 1995       /s/Niel C. Ellerbrook
                         Niel C. Ellerbrook
                         Vice President and Treasurer
                          and Chief Financial Officer



Dated May 15, 1995       /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Controller