Form 10-Q
period 1995-06-30
INDIANA ENERGY INC
filed 1995-08-11
CIK 780859

August 11, 1995



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

     We are transmitting herewith Indiana Energy, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended June
30, 1995, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

                              Very truly yours,



                              Kathleen S. Morris
KSM:rs

Enclosures (8)




           SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value     22,561,605        July 31, 1995
            Class                  Number of shares         Date


                   TABLE OF CONTENTS

                                                         Page
                                                        Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at June 30, 1995, and 1994
      and September 30, 1994

    Consolidated Statements of Income
      Three Months Ended June 30, 1995 and 1994,
      Nine Months Ended June 30, 1995 and 1994, and Twelve Months Ended June 30, 1995 and 1994

    Consolidated Statements of Cash Flows
        Nine Months Ended June 30, 1995 and 1994, and Twelve Months Ended June 30, 1995 and 1994

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K


                                      INDIANA ENERGY, INC.
                                    AND SUBSIDIARY COMPANIES

                                   CONSOLIDATED BALANCE SHEETS

                                             ASSETS
                                    (Thousands - Unaudited)

                                                           June 30          September 30
                                                        1995       1994          1994
UTILITY PLANT:
    Original cost                                    $858,570   $810,925      $824,839
    Less - Accumulated depreciation and amortization  311,445    286,510       291,823
                                                      547,125    524,415       533,016

NONUTILITY PLANT - NET                                  6,609      7,013         6,905

CURRENT ASSETS:
    Cash and cash equivalents                          27,704     33,407        10,188
    Accounts receivable, less reserves of
        $1,184, $2,137 and $1,238, respectively        13,340     29,406        14,251
    Accrued unbilled revenues                           5,445      7,913         6,607
    Materials and supplies - at average cost            3,956      3,886         3,663
    Liquefied petroleum gas - at average cost             877        869           940
    Gas in underground storage - at last-in,
        first-out cost                                 43,978     39,210        64,753
    Prepayments and other                                 606        714           244
                                                       95,906    115,405       100,646

DEFERRED CHARGES:
    Unamortized debt discount and expense               7,040      6,378         6,892
    Environmental costs (See Note 9)                    1,918     10,545        11,925
    Other                                               9,636      5,478         7,429
                                                       18,594     22,401        26,246

                                                     $668,234   $669,234      $666,813

                                             INDIANA ENERGY, INC.
                                          AND SUBSIDIARY COMPANIES

                                         CONSOLIDATED BALANCE SHEETS

                                     SHAREHOLDERS' EQUITY AND LIABILITIES
                                           (Thousands - Unaudited)


                                                                 June 30       September 30
                                                             1995       1994        1994
CAPITALIZATION:
    Common stock (no par value) - authorized 64,000,000
        shares - issued and outstanding 22,561,605,
        22,556,942, and 22,556,942 shares, respectively   $145,872   $145,777    $145,777
    Less unearned compensation - restricted stock grants       945      1,417       1,262
                                                           144,927    144,360     144,515
    Retained earnings                                      146,059    137,536     126,730
        Total common shareholders' equity                  290,986    281,896     271,245

    Long-term debt                                         175,538    166,816     158,766
                                                           466,524    448,712     430,011

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                                      213     10,213         213
    Notes payable                                            3,800      3,800      34,350
    Accounts payable                                        34,211     37,082      34,633
    Refundable gas costs                                    17,571     32,595      31,595
    Customer deposits and advance payments                  10,512      2,077      12,594
    Accrued taxes                                           19,426     32,690      20,291
    Accrued interest                                         4,495      5,103       2,848
    Other current liabilities                               20,193     15,495      14,150
                                                           110,421    139,055     150,674

DEFERRED CREDITS:
    Deferred income taxes                                   62,097     56,828      59,887
    Unamortized investment tax credit                       12,337     13,267      13,033
    Regulatory income tax liability                          4,787      4,789       4,787
    Other                                                   12,068      6,583       8,421
                                                            91,289     81,467      86,128

COMMITMENTS AND CONTINGENCIES (See Note 9)                       -          -           -

                                                          $668,234   $669,234    $666,813

                                          INDIANA ENERGY, INC.
                                        AND SUBSIDIARY COMPANIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                    (Thousands except per share data)
                                               (Unaudited)



                                              Three Months               Nine Months
                                              Ended June 30             Ended June 30
                                             1995        1994         1995        1994
UTILITY OPERATING REVENUES               $  83,081   $  77,827    $ 346,611   $ 425,391
COST OF GAS                                 43,705      41,468      188,765     256,953
MARGIN                                      39,376      36,359      157,846     168,438

UTILITY OPERATING EXPENSES:
    Other operation and maintenance         18,252      19,579       55,702      62,356
    Depreciation and amortization            7,881       7,384       23,274      21,654
    Income taxes                             2,378         482       21,582      22,600
    Taxes other than income taxes            3,065       3,363       10,228      12,753
                                            31,576      30,808      110,786     119,363

UTILITY OPERATING INCOME                     7,800       5,551       47,060      49,075

INTEREST                                     3,937       3,885       11,760      12,168
OTHER                                         (464)       (748)        (967)     (2,403)
                                             3,473       3,137       10,793       9,765

UTILITY INCOME                               4,327       2,414       36,267      39,310

NONUTILITY INCOME (LOSS)                      (103)         21          907          (3)

NET INCOME                               $   4,224   $   2,435    $  37,174   $  39,307

AVERAGE COMMON SHARES OUTSTANDING           22,562      22,557       22,560      22,553

EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK                         $    0.19   $    0.11    $    1.65   $    1.74



                                          INDIANA ENERGY, INC.
                                        AND SUBSIDIARY COMPANIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                    (Thousands except per share data)
                                               (Unaudited)


                                                                       Twelve Months
                                                                       Ended June 30
                                                                      1995        1994
UTILITY OPERATING REVENUES                                        $ 396,517   $ 489,627
COST OF GAS                                                         212,800     295,231
MARGIN                                                              183,717     194,396

UTILITY OPERATING EXPENSES:
    Other operation and maintenance                                  75,328      81,536
    Depreciation and amortization                                    30,797      28,492
    Income taxes                                                     18,449      20,305
    Taxes other than income taxes                                    13,315      15,295
                                                                    137,889     145,628

UTILITY OPERATING INCOME                                             45,828      48,768

INTEREST                                                             15,629      16,396
OTHER                                                                (1,354)     (2,801)
                                                                     14,275      13,595

UTILITY INCOME                                                       31,553      35,173

NONUTILITY INCOME (LOSS)                                                755        (179)

NET INCOME                                                        $  32,308   $  34,994

AVERAGE COMMON SHARES OUTSTANDING                                    22,559      22,530

EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK                                                  $    1.43   $    1.55


                                                                  INDIANA ENERGY, INC.
                                                                AND SUBSIDIARY COMPANIES

                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (Thousands - Unaudited)


                                                                   Nine Months            Twelve Months
                                                                   Ended June 30          Ended June 30
                                                                  1995       1994        1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $ 37,174   $ 39,307    $ 32,308   $ 34,994

   Adjustments to reconcile net income to cash
       provided from operating activities -
           Depreciation and amortization                         23,439     21,826      31,017     28,738
           Deferred income taxes                                  2,210      1,930       3,553      3,367
           Investment tax credit                                   (697)      (697)       (930)      (929)
           Undistributed earnings of unconsolidated affiliates     (160)         5        (246)       (25)
                                                                 24,792     23,064      33,394     31,151
   Changes in assets and liabilities -
           Receivables - net                                      2,073    (12,399)     18,534     (7,529)
           Inventories                                           20,545     20,298      (4,846)    (6,532)
           Accounts payable, customer deposits,
              advance payments and other current liabilities      3,539    (13,929)     10,262      6,206
           Accrued taxes and interest                               782      2,872     (13,872)      (381)
           Refundable/recoverable gas costs                     (14,024)    40,048     (15,024)    28,674
           Prepayments                                             (353)      (418)        117        (28)
           Other - net                                           12,891      4,564      12,454      2,455
               Total adjustments                                 50,245     64,100      41,019     54,016
                   Net cash flow from operations                 87,419    103,407      73,327     89,010

CASH FLOWS REQUIRED FOR FINANCING
    ACTIVITIES:
        Issuance of common stock - net                                -        (95)          -         42
        Sale of long-term debt                                   20,000      2,128      20,000      2,128
        Reduction in long-term debt                              (3,228)   (10,000)    (21,278)   (10,000)
        Net change in short-term borrowings                     (30,550)    (6,452)          -      3,800
        Dividends on common stock                               (17,845)   (17,146)    (23,785)   (22,854)

            Net cash flow required for financing activities     (31,623)   (31,565)    (25,063)   (26,884)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                        (38,576)   (41,343)    (54,371)   (61,631)
    Net change in nonutility plant and other investments            296     (2,280)        404     (5,917)

            Net cash flow required for investing activities     (38,280)   (43,623)    (53,967)   (67,548)

NET INCREASE (DECREASE) IN CASH                                  17,516     28,219      (5,703)    (5,422)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                       10,188      5,188      33,407     38,829
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 27,704   $ 33,407    $ 27,704   $ 33,407



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


2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash Flows, Indiana Energy considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                             Nine Months Ended    Twelve Months Ended
                                  June 30                June 30
    Thousands                   1995       1994       1995        1994
    Interest (net of
      amount capitalized)    $ 9,189    $ 9,403    $15,096     $14,903
    Income taxes             $16,326    $15,880    $24,326     $16,580

3.  Revenues.
    To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

4.  Gas in Underground Storage.
    Based on the cost of purchased gas during June 1995, the cost of replacing the current portion of gas in underground storage was less than last-in, first-out cost at June 30, 1995, by approximately $10,595,000.

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

                                Three Months Ended    Nine Months Ended    Twelve Months Ended
                                    June 30                June  30              June 30
    Thousands                   1995          1994    1995         1994    1995           1994
    AFUDC-Borrowed Funds        $ 46          $ 48    $154         $292    $217           $458
    AFUDC-Equity Funds            38            39     126          239     177            375
    Total AFUDC Capitalized     $ 84          $ 87    $280         $531    $394           $833

7.  Long-Term Debt.
    On October 28, 1994, $3 million of the outstanding 9
    3/8% Series M, First Mortgage Bonds were retired.

    During June 1995, Indiana Gas issued $20 million in aggregate principal amount of its Medium-Term Notes, Series E (Notes) as follows: $5 million of 7.15% Notes due March 15, 2015, $5 million of 6.31% Notes due June
    10, 2025, and $10 million of 6.53% Notes due June 27,
    2025. The net proceeds from the sale of the Notes will be used to finance, in part, the refunding of long-term debt, Indiana Gas' continuing construction program and for other corporate purposes.

8.  Common Stock.
    On July 28, 1995, Indiana Energy's board of directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. The repurchases will be made over time in open-market transactions.

9.  Environmental Costs.
    In the past, Indiana Gas and others, including former affiliates, and/or previous landowners, operated facilities for the manufacturing of gas and storage of manufactured gas. These facilities are no longer in operation and have not been operated for many years. In the manufacture and storage of such gas, various byproducts were produced, some of which may still be present at the sites where these manufactured gas plants and storage facilities were located. While management believes, and the IURC has found that, those operations were conducted in accordance with the then-applicable industry standards, under currently applicable environmental laws and regulations,
    Indiana Gas, and the others, may now be required to take remedial action if certain byproducts are found above a regulatory threshold at these sites.

    Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Removal activities have been conducted at two sites and a remedial investigation/feasibility study (RI/FS) is nearing completion at one of the sites under an agreed order between Indiana Gas and the Indiana
    Department of Environmental Management.  Indiana
    Gas is assessing, on a site-by-site basis, whether any of the remaining 24 sites require remediation, to what extent it is required and the estimated cost. Preliminary assessments (PAs) have been completed on all but one of the sites and site investigations (SIs) have been completed at 19 sites. Based upon the site work completed to date, Indiana Gas believes that a level of contamination which may require some level of remedial activity may be present at a number of the 24 sites.
    Indiana Gas is currently conducting groundwater monitoring at many of the sites. Indiana Gas has not begun an RI/FS at those sites, but expects to conduct further investigations in the future.

    Based upon the work performed to date, Indiana Gas has accrued remediation and related costs for the two sites where remedial activities are taking place. PA/SI and groundwater monitoring costs have been accrued for the remaining sites where appropriate. Estimated RI/FS costs and the costs of certain remedial actions that may likely be required have also been accrued. Costs associated with environmental remedial activities are accrued when such costs are probable and reasonably estimable. Indiana Gas does not believe it can provide an estimate of the reasonably possible total remediation costs for any site prior to completion of an RI/FS and the development of some sense of the timing for implementation of the potential remedial alternatives, to the extent such remediation is required. Accordingly, the total costs which may be incurred in connection with the remediation of all sites, to the extent remediation is necessary, cannot be determined at this time.

    Indiana Gas has been pursuing recovery from three separate sources for the costs it has incurred and expects to incur relating to the 26 sites. Those sources are insurance carriers, potentially responsible parties (PRPs) and recovery through rates from retail gas customers. On April 14, 1995, Indiana Gas filed suit against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that those carriers are obligated to pay these costs in the future.
    Presently, that suit is set for trial to begin
    October 21, 1996, in the United States District
    Court for the Northern District of Indiana in Fort
    Wayne, Indiana. Since the filing of that suit, Indiana Gas has obtained cash settlements from some of the defendant insurance carriers and, as a result, those carriers have been dismissed from the suit.

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

    With the help of outside counsel, Indiana Gas has prepared cost sharing estimates of environmental liabilities which may exist at each of the sites based on equitable principles derived from case law or applied by parties in achieving settlements.
    These cost sharing estimates have been utilized to record a receivable from PRPs for their share of the liability for work performed by Indiana Gas to date. This receivable is reflected as Deferred
    Environmental Costs on the Consolidated Balance
    Sheet at June 30, 1995. These cost sharing estimates have also been utilized by Indiana Gas to accrue only its proportionate share of the estimated cost related to work not yet performed.

    As a result of its pursuit of recovery of costs from PRPs and insurance carriers, Indiana Gas has secured cash payments of approximately $11.6 million.

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs
    Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with past gas manufacturing activities. On May 3, 1995, the IURC concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of utility service and, therefore, are not recoverable as operating expenses from utility customers. The Commission did indicate that during Indiana Gas' next rate case it would be appropriate to quantify the effect of the investigation and clean-up activities as part of the business risk to be considered by the Commission in establishing the overall rate of return to be allowed. Management believes that the Commission's determination that these costs are not utility operating expenses incorrectly interprets and applies Indiana law and management has appealed the decision to the Indiana
    Court of Appeals. Under the schedule of the Indiana Court of Appeals, briefing of the issues is expected to occur during the fall of this year.

    The May 3, 1995, order of the IURC has had no immediate impact on Indiana Gas' earnings since amounts received from insurers and amounts recoverable from PRPs exceed the $13.5 million which had been deferred previous to the order.

    The impact on Indiana Gas' financial position and results of operations of complying with federal, state and local environmental regulations related to former manufactured gas plant sites is contingent upon several uncertainties. These include the costs of any compliance activities which may occur and the timing of the actions taken, the impact of joint and several liability upon the magnitude of the contingency, the outcome of proceedings which challenge the IURC ruling on recovery of costs from ratepayers, as well as any additional recoveries of environmental and related costs from insurance carriers. Although there can be no assurance of success, to the extent possible Indiana Gas will continue to manage the manufactured gas plant remediation program so that amounts received from insurance carriers and PRPs will be sufficient to fund all such costs.

10. Order No. 636 Transition Costs
    In accordance with Federal Energy Regulatory
    Commission (FERC) Order No. 636, Indiana Gas' pipeline service providers have made a number of filings to restructure services. Indiana Gas' pipeline service providers are seeking from customers, including Indiana Gas, recovery of certain costs related to the transition to restructured services.

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

11. Postretirement Benefits Other Than Pensions.
    Effective October 1, 1993, Indiana Gas adopted
    Statement of Financial Accounting Standards No.
    106, Employers' Accounting for Postretirement
    Benefits Other Than Pensions (SFAS 106). SFAS 106 requires accounting for the costs of postretirement health care and life insurance benefits on the accrual basis. This means the costs of benefits paid in the future are recognized during the years that an employee provides service to Indiana Gas rather than the "pay-as-you-go" (cash) basis.

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106. Through a generic order issued on December 30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. On May 3, 1995, the IURC issued an order authorizing Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with SFAS 106. While this order is consistent with the IURC's rulings for other utilities within the state of Indiana and with the ratemaking treatment of the majority of regulatory jurisdictions outside of Indiana, the Office of Utility Consumer Counselor is seeking to appeal the order.

12. Regulatory Assets.
    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Indiana Gas anticipates adopting this standard on October 1, 1996, and does not expect that the adoption will have a material impact on its financial position or results of operations based on the current regulatory structure in which it operates. This conclusion may change in the future as competitive factors influence pricing in this industry.

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

    Net income and earnings per average share of common stock for the three-, nine- and twelve-month periods ended
June 30, 1995, when compared to the same periods one year ago are listed below.

Periods Ended June 30          1995                 1994
(Millions except per     Net      Earnings     Net      Earnings
share data)              Income   Per Share    Income   Per Share
   Three Months          $ 4.2     $ .19       $ 2.4     $ .11
   Nine Months           $37.2     $1.65       $39.3     $1.74
   Twelve Months         $32.3     $1.43       $35.0     $1.55

    The following discussion of operating results relates primarily to the combined operations of Indiana Gas.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended June 30, 1995, increased
$3.0 million compared to the same period last year. The increase was primarily due to revenues associated with the recovery of certain gas cost which had been recognized as expense in earlier periods, as well as, additional residential and commercial customers.

    Margin for the nine-month period ended June 30, 1995, decreased $10.6 million compared to the same period last year. The decrease for the nine-month period reflects weather 16 percent warmer than the same period last year and 14 percent warmer than normal, offset somewhat by additional residential and commercial customers.

    Margin for the twelve-month period ended June 30, 1995, decreased $10.7 million compared to the same period last year. The decrease for the twelve-month period reflects weather 17 percent warmer than the same period last year and 14 percent warmer than normal, offset somewhat by additional residential and commercial customers.

    Total system throughput (combined sales and transportation) increased 3 percent (.6 MMDth) for the third quarter of fiscal 1995 compared to last year, due primarily to an increase in industrial throughput.
Throughput decreased 8 percent (7.8 MMDth) and 7 percent
(7.6 MMDth) for the nine- and twelve-month periods, respectively, compared to the same periods one year ago.
These decreases are due primarily to lower residential and commercial space heating sales caused by warmer weather.

    Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $2.43 for the three-month period ended June 30, 1995, compared to $2.62 for the same period one year ago. For the nine-month period, cost of gas per unit decreased to $2.61 in the current period compared to $2.99 for the same period last year. For the twelve-month period, cost of gas per unit decreased to $2.58 in the current period compared to $2.98 for the same period last year. The decreases for all periods are due primarily to lower commodity costs associated with decreased demand for gas during the very warm winter this fiscal year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses decreased $1.3 million for the third quarter of fiscal 1995, $6.7 million for the nine-month period and $6.2 million for the twelve-month period ended June 30, 1995, compared to the same periods one year ago. The decreases are primarily attributable to lower expenses for labor and related benefits, distribution mains and services, uncollectible accounts, outside services, telephone and advertising.
The declining operation and maintenance expenses reflect management's efforts to control costs considering the impact of warmer weather.

    Depreciation and amortization expense increased for the three-, nine- and twelve-month periods ended June 30, 1995, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes increased for the three-month period ended June 30, 1995, when compared to the same period one year ago due to higher taxable utility income. The decreases for the nine- and twelve-month periods reflect lower taxable utility income during those periods.

    Taxes other than income taxes remained approximately the same for the three-month period ended June 30, 1995, when compared to the same period one year ago. Lower gross receipts tax expenses due to decreased revenue resulted in the decreases for the nine- and twelve-month periods.

                   Interest Expense
    Interest expense remained approximately the same for the three-month period ended June 30, 1995, when compared to the same period one year ago. Interest expense decreased for the nine- and twelve-month periods due to a decrease in average debt outstanding slightly offset by an increase in interest rates.

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

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the location of former manufactured gas plants. Through
June 30, 1995, settlements of approximately $11.6 million have been achieved as a result of Indiana Gas' pursuit of third parties for environmental costs. On May 3, 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana
Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. Based upon investigation and clean-up costs of approximately $13.5 million which had been deferred previous to the order, and recoveries attributable to those costs from all sources, including insurance carriers and potentially responsible parties, the May 3, 1995, order of the IURC has had no immediate impact on Indiana Gas' earnings. For further information regarding the status of investigation and remediation of the sites, financial reporting, ratemaking and other potentially responsible parties, see Note 9.

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

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, rate recovery of implementation of SFAS 106.
Through a generic order issued on December 30, 1992, Indiana Gas received authority from the IURC to employ deferred accounting for these costs. On May 3, 1995, the IURC issued an order authorizing Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with SFAS 106. While this order is consistent with the IURC's rulings for other utilities within the state of Indiana and with the ratemaking treatment of the majority of regulatory jurisdictions outside of Indiana, the Office of Utility
Consumer Counselor is seeking to appeal the order.

              Indiana Legislative Matters
     On April 26, 1995, Indiana Senate Bill 637 was enacted into law. It provides new flexibility to the IURC for future regulation of Indiana utilities and modifies the application of the current earnings test.

     The new law recognizes that competition is increasing in the provision of energy services and that flexibility in the regulation of energy services providers is essential to the well-being of the state, its economy and its citizens. Under the law, an energy utility can present to the IURC a broad range of proposals from incentive ratemaking to complete deregulation of a utility's operations. The law gives the IURC the authority to adopt alternative regulatory practices, procedures, and mechanisms and establish rates and charges that are in the public interest, and will enhance or maintain the value of the energy utility's retail energy services or property. It also provides authority to the IURC to establish rates and charges based on market or average prices, that use performance based rewards or penalties, and which are designed to promote efficiency in the rendering of retail energy services.

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

Liquidity and Capital Resources

    New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. For the twelve months ended June 30, 1995, Indiana Gas' capital expenditures totaled $54.4 million.
Of this amount, 76 percent was provided by funds generated internally (utility income less dividends plus charges to utility income not requiring funds). Capital expenditures for fiscal 1995 are estimated at $54.7 million of which $38.6 million have been expended during the nine-month period ended June 30, 1995.

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

    On October 28, 1994, $3 million of the outstanding 9
3/8% Series M, First Mortgage Bonds were retired.

    On April 5, 1995, Indiana Gas filed with the Securities and Exchange Commission (SEC) a prospectus supplement for the offering of its Medium-Term Notes, Series E (Notes) with an aggregate principal amount of up to $55 million.
The Notes were registered under the existing shelf registration statement filed November 20, 1992, with the SEC with respect to the issuance of up to $90 million in aggregate principal amount of debt securities ($35 million was previously withdrawn from this shelf as a result of the December 9, 1992, issuance of 6 5/8%, Series D Notes).
Indiana Gas plans to issue the Notes from time to time during fiscal years 1995 and 1996. The Notes, when issued, will be due not less than 9 months and not more than 40 years from the date of issue, and will bear interest at a fixed or variable rate as negotiated between the purchaser and Indiana Gas. The net proceeds from the sale of the Notes will be used to finance, in part, the refunding of long-term debt, Indiana Gas' continuing construction program and for other corporate purposes. During June
1995, $20 million in aggregate principal amount of the Notes were issued as follows: $5 million of the 7.15%
Notes due March 15, 2015, $5 million of 6.31% Notes due
June 10, 2025, and $10 million of 6.53% Notes due June 27,
2025.

    On July 28, 1995, Indiana Energy's board of directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. The repurchases will be made over time in open-market transactions.

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


Part II - Other Information

Item 1.    Legal Proceedings

   See Note 9 of the Notes to Consolidated Financial
Statements for litigation matters involving insurance carriers pertaining to Indiana Gas' former manufactured gas plants and storage facilities.

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

        Item 5.  Other Events
          Press release dated May 4, 1995.

        On August 2, 1995, Indiana Energy filed a Current
        Report on Form 8-K with respect to a press release
        (dated July 28, 1995) announcing the repurchase of outstanding common stock. Items reported include:

        Item 5.  Other Events
           Press release dated July 28, 1995.

                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDIANA ENERGY, INC.
                                    Registrant




Dated August 11, 1995    /s/Niel C. Ellerbrook
                         Niel C. Ellerbrook
                         Vice President and Treasurer
                          and Chief Financial Officer



Dated August 11, 1995    /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Controller