Form 10-K405
period 1995-09-30
INDIANA ENERGY INC
filed 1995-12-20
CIK 780859

December 20, 1995



Office of Applications and Report Services
Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

   We are transmitting herewith Indiana Energy, Inc.'s
Annual Report on Form 10-K for the fiscal year ended
September 30, 1995, pursuant to the requirements of Section
13 of the Securities Exchange Act of 1934.

   The $250.00 filing fee was transmitted via FEDWIRE on December 19, 1995.

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

For the fiscal year ended September 30, 1995

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

   As of November 30, 1995, the aggregate market value of Common
Stock held by nonaffiliates was $464,322,238.

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock-Without par value     22,531,405           November 30, 1995
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

           PART III - Definitive Proxy Statement for Annual Meeting of Shareholders to be held on January 26, 1996, electronically filed with the Commission on December 7, 1995, is incorporated by reference into Part III of this report.

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

        Indiana Energy has a wholly-owned subsidiary, IEI Investments, Inc., which was formed to group the operations and financing of nonregulated businesses and segregate them from the regulated businesses. IEI Investments has two subsidiaries, IGC Energy, Inc., and Energy Realty, Inc. On December 29, 1992, IGC Energy, Inc. sold its majority interest in EnTrade Corporation to Tenneco Gas. EnTrade was a natural gas marketing and related services company with industrial and utility customers primarily in the eastern and midwestern United States. On November 1, 1994, IGC Energy formed a natural gas marketing subsidiary, Indiana Energy Services, Inc. (IES), which provides natural gas services to large-volume industrial and commercial customers, as well as to small local distribution companies and other natural gas marketing companies. IES provides its customers with gas supply, pipeline transportation services and gas management services including nomination services, balancing services and load forecasting. IGC Energy also has an investment in Loggins, Inc., a distributor of flexible gas pipe and of products for distributing and using natural gas. The other subsidiary of IEI Investments is Energy Realty, Inc., a real estate company that owns a warehouse facility which is leased to Indiana Gas. Energy Realty also is a limited partner in two affordable housing complexes.

   (c)  Narrative Description of the Business.

        At September 30, 1995, Indiana Gas supplied gas to about 455,000 residential, commercial and industrial customers in 281 communities in 48 of the 92 counties in the state of Indiana. The service area has a population of approximately 2 million and contains diversified manufacturing and agriculture-related enterprises. The principal industries served include automotive parts and accessories, feed, flour and grain processing, metal castings, aluminum products, gypsum products, electrical equipment, metal specialties and glass.

        The largest communities served include Muncie, Anderson, Lafayette-West Lafayette, Bloomington, Terre
        Haute, Marion, New Albany, Columbus, Jeffersonville, New
        Castle and Richmond. Indiana Gas does not serve in Indianapolis, although its general office is located in that city.

        For the fiscal year ended September 30, 1995, residential customers provided 60 percent of revenues, commercial 20 percent and industrial 20 percent. At such date, approximately 98 percent of Indiana Gas' customers used gas for space heating, and space heating revenues from these customers for the fiscal year were 80 percent of total operating revenues. Sales of gas are seasonal and strongly affected by variations in weather conditions. During the fiscal year ended September 30, 1995, Indiana Gas added approximately 11,300 residential and commercial customers.

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

        Gas transported on behalf of end-use customers in fiscal 1995 represented 30 percent (33,312 MDth) of throughput compared to 26 percent (30,125 MDth) in 1994 and 11 percent (12,307 MDth) in 1993. Although revenues are lower, rates for transportation generally provide the same margins as would have been earned had the gas been sold under normal sales tariffs.

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

        Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
        (GCA) procedures established by Indiana law and administered by the IURC. The IURC has applied the statute authorizing the GCA procedures to reduce rates when necessary so as to limit utility operating income, after adjusting to normal weather, to the level authorized in the last general rate order. On November 9, 1995, the IURC approved a settlement agreement which provided, among other things, an increase in Indiana Gas' authorized utility operating income from $51.1 million to $54.2 million beginning in fiscal 1996. (See
        Item 7, 1996 Settlement Agreement.)

        Information regarding environmental matters affecting the company is incorporated herein by reference to Item 7, Environmental Matters.

        Indiana Gas had 1,084 full-time employees and 36 part-time employees as of September 30, 1995.

Item 2. Property

        Indiana Energy owns no properties.

        The properties of Indiana Gas are used for the purchase, production, storage and distribution of gas and are located primarily within the state of Indiana. As of September 30, 1995, such properties included approximately 10,164 miles of distribution mains; 467,540 meters; seven reservoirs currently being used for the underground storage of purchased gas with approximately 107,074 acres of land held under storage easements; 9,478,039 Dth of gas in company-owned underground storage with a daily deliverability of 138,860 Dth; 19,953,511 Dth of gas in contract storage with a daily deliverability of 235,170 Dth; and five liquefied petroleum (propane) air-gas manufacturing plants with a total daily capacity of 36,700 Dth of gas.

        Indiana Gas' capital expenditures during the fiscal year ended September 30, 1995, amounted to $54.9 million.

Item 3. Legal Proceedings

        See Item 8, Note 9 for litigation matters involving insurance carriers pertaining to Indiana Gas' former manufactured gas plants and storage facilities.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of the fiscal year ended September 30, 1995, to a vote of security holders.

Item 4a.Executive Officers of the Company

        As of September 30, 1995, the following individuals were Executive Officers of the company:

                             Family
                             Relation-     Office or           Date Elected
Name                  Age    ship         Position Held        Or Appointed(1)
Lawrence A. Ferger     61    None     Indiana Energy, Inc.
                                      President and Chief
                                      Executive Officer         July 1, 1987
                                      Indiana Gas Company,Inc.
                                      President and Chief
                                      Executive Officer         July 1, 1987
                                      IEI Investments, Inc.
                                      President and Chief
                                      Executive Officer         July 1, 1987

Niel C. Ellerbrook     46    None     Indiana Energy, Inc.
                                      Vice President and
                                      Treasurer and Chief
                                      Financial Officer         Oct. 25, 1985
                                      Indiana Gas Company,Inc.
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

Anthony E. Ard         54    None     Indiana Gas Company, Inc.
                                      Senior Vice President
                                      of Corporate Affairs      Jan. 9, 1995
                                      Vice President -
                                      Corporate Affairs         Jan. 11, 1993
                                      Vice President and
                                      Secretary                 Sep. 30, 1988

Carl L. Chapman        40   None      Indiana Energy, Inc.
                                      Assistant Treasurer       Jan. 9, 1989
                                      Indiana Gas Company, Inc.
                                      Senior Vice President
                                      of Corporate Development  Jan. 9, 1995
                                      Vice President-Planning   July 1, 1987


(1)  Each of the officers has served continuously since the dates indicated.

Part II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters

        The common stock of the company is listed on the New
        York Stock Exchange. The ranges of high and low sales prices reported in the New York Stock Exchange composite tape and dividends paid on these shares for fiscal 1994 and 1995 are shown in the following table:

         Fiscal Year 1994         High     Low     Dividend
            First Quarter       $23 5/8   $19 1/2  $.25 1/2
            Second Quarter      $23 1/4   $  19    $.25 1/2
            Third Quarter       $20 7/8   $  18    $.25 1/2
            Fourth Quarter      $20 1/8   $18 3/8  $.26 1/2

         Fiscal Year 1995          High     Low    Dividend
            First Quarter       $21 7/8   $17 1/2  $.26 1/2
            Second Quarter      $20 5/8   $17 3/4  $.26 1/2
            Third Quarter       $20 3/4   $17 5/8  $.26 1/2
            Fourth Quarter      $  22     $18 1/2  $.27 1/2

        Cash dividends on common stock are considered quarterly by the board of directors and historically have been paid on March 1, June 1, September 1 and December 1 of each year. At the end of fiscal 1995, there were 10,855 individual and institutional investors who were shareholders of record.

Item 6. Selected Financial Data

                         INDIANA ENERGY, INC.
                       AND SUBSIDIARY COMPANIES
                              (Thousands)

Year Ended September 30           1995       1994     1993(3)      1992      1991
Utility operating revenues    $403,810   $475,297    $499,278  $411,260  $389,550
Margin                         185,315    194,309     185,725   160,333   153,037
Utility operating expenses     139,127    146,466     141,452   122,206   117,421
Utility operating income        46,188     47,843      44,273    38,127    35,616
Interest and other              14,079     13,247      15,739    12,384    12,330
Utility income                  32,109     34,596      28,534    25,743    23,286
Nonutility income (loss)           847       (155)      6,329       (64)    1,475
Preferred dividend requirement
  of subsidiary                      -          -         285     1,710     1,710
Net income                    $ 32,956   $ 34,441    $ 34,578  $ 23,969  $ 23,051


Earnings per average share
  of common stock (1)         $   1.46   $   1.53    $   1.62  $   1.16  $   1.12
Dividends per share of
  common stock (1)            $   1.07   $   1.03    $.99 1/2  $.95 2/3  $.91 2/3


Common shareholders' equity   $280,715   $271,245    $258,647  $212,310  $206,026
Redeemable preferred
  shareholders' equity               -          -           -    20,000    20,000
Long-term debt (2)             176,563    158,979     184,901   150,311   164,635
                              $457,278   $430,224    $443,548  $382,621  $390,661

Total throughput (MDth)        109,508    116,285     111,354   101,985    97,503

Annual heating degree days as
  a percent of normal              87%       102%         99%       90%       87%

Utility customers served -
  average                      454,817    443,498     433,000   422,997   414,358

Total Assets at Year-End      $663,397   $656,645    $631,280  $627,719  $556,008

(1)Adjusted to reflect the three-for-two stock split October 1, 1993.
(2)Includes current maturities, excludes sinking fund requirements.
(3)Reflects the sale by IGC Energy, Inc. of its interest in EnTrade Corporation on December 29, 1992.


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

       Results of Operations

       The majority of Indiana Energy, Inc.'s (the company) consolidated earnings are from the operations of its gas distribution subsidiary, Indiana Gas Company, Inc. Nonutility income includes IGC Energy, Inc., Energy Realty, Inc. and Indiana Energy Services, Inc., indirect wholly-owned subsidiaries of Indiana Energy. Also included in nonutility income is EnTrade Corporation's operations through December 29, 1992, and the fiscal 1993 gain on the sale of EnTrade. Though Indiana Energy will continue to consider nonutility opportunities for investment, its principal business is expected to continue to be gas distribution. The following discussion of operating results relates primarily to the operations of Indiana Gas.

       Earnings
       Net income decreased in fiscal 1995 when compared to fiscal 1994 due to weather that was 15 percent warmer than last year. This decrease was partially offset by lower operation and maintenance expenses, as well as the addition of new residential and commercial customers.

       While net income for fiscal 1994 was approximately the same as fiscal 1993, utility income increased 21 percent ($6.1 million) when compared to the previous year. The increase reflected weather that was 4 percent colder than the previous year, the addition of new residential and commercial customers and a decrease in operation and maintenance expenses. Net income for fiscal 1993 included the net gain on the sale of EnTrade of $7.1 million, or 33 cents per average share. Utility income, net income and earnings per average share of common stock for the last three fiscal years are summarized below:

                                                   1995     1994     1993
       Utility income (millions of  dollars)      $32.1    $34.6    $28.5
       Net income (millions of dollars)           $33.0    $34.4    $34.6
       Earnings per average share of common stock $1.46    $1.53    $1.62

       Dividends
       On July 28, 1995, the board of directors of the company increased the quarterly dividend on common stock to 27 1/2 cents per share from 26 1/2 cents per share. This resulted in total dividends paid in 1995 of $1.07 compared to $1.03 in 1994. This is the 23rd consecutive year that the company's dividends paid on common stock increased over the previous year.

       Margin (Revenues Less Cost of Gas)
       In 1995, margin decreased 5 percent ($9 million) when compared to 1994. The decrease reflects weather that was 15 percent warmer than last year and 13 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

       In 1994, margin increased 5 percent ($8.6 million) when compared to 1993. The increase reflected weather that was 4 percent colder than the previous year and 2 percent colder than normal, as well as the addition of new residential and commercial customers.

       In 1995, total system throughput (combined sales and transportation) decreased 6 percent (6.8 MMDth) when compared to last year. In 1994, throughput increased 4 percent (4.9 MMDth) when compared to 1993. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

       Total average cost per dekatherm of gas purchased (average commodity and demand) decreased to $2.53 in 1995 from $2.89 in 1994. The decrease is due primarily to lower commodity costs associated with decreased demand for gas during the very warm winter this fiscal year.

       Total average cost per dekatherm of gas purchased for 1994 was about the same as 1993. Increased fixed costs per dekatherm associated with pipeline rate cases and the restructuring prescribed by Federal Energy Regulatory Commission (FERC) Order No. 636 were offset by lower commodity costs.

       Operating Expenses
       Operation and maintenance expenses decreased approximately $6.4 million in 1995 when compared to 1994. The decrease is primarily attributable to lower expenses for labor and related benefits, distribution mains and services, advertising and outside services. The declining operation and maintenance expenses reflect management's efforts to control costs in response to very warm weather.

       Operation and maintenance expenses decreased approximately $2.3 million in 1994 when compared to 1993. The decrease was primarily attributable to labor and related costs which were lower than the levels in 1993 when additional operation and maintenance projects were in progress.

       Depreciation and amortization expense increased in 1995 and 1994 as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

       Federal and state income taxes decreased in 1995 due to lower taxable utility income. Federal and state income taxes increased in 1994 due to higher taxable utility income.

       Taxes other than income taxes decreased in 1995 due to lower gross receipts tax expense resulting from decreased revenue. Property tax expense for 1995 remained approximately the same as compared to 1994. Taxes other than income taxes increased in 1994 as the result of increased property tax expense, due to higher property tax rates and higher assessed values, and as the result of higher gross receipts tax expense.

       Interest Expense
       Interest expense decreased in 1995 due to a decrease in average debt outstanding, slightly offset by an increase in interest rates. Interest expense decreased in 1994 due to slightly lower interest rates.

       Sale of EnTrade
       On December 29, 1992, IGC Energy sold its interest in EnTrade, a marketer of gas supplies to industrial and utility customers, for approximately $13.9 million. The transaction resulted in a net gain after tax of $7.1 million, or 33 cents per average common share, and was included in nonutility income in fiscal 1993.

       Other Operating Matters

       Gas Cost Adjustment
       Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment (GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission (IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

       In addition, the IURC has applied the statute authorizing the GCA procedures to reduce rates when necessary so as to limit utility operating income, after adjusting to normal weather, to the level authorized in the last general rate order (see Indiana Legislative Matters).

       1996 Settlement Agreement
       As provided in the previous year's settlement agreement among Indiana Gas, the Office of Utility Consumer Counselor (OUCC) and a group of large-volume users, the OUCC performed an investigation during fiscal 1995 to consider an increase to Indiana Gas' authorized utility operating income. These parties then entered a series of negotiations designed to increase Indiana Gas' opportunity to earn on its recent capital investments while avoiding the necessity of a general rate filing. As a result of these negotiations, the IURC approved on November 9, 1995, a settlement agreement which provided, among other things, for the following: (1) an increase in Indiana Gas' authorized utility operating income from $51.1 million to $54.2 million beginning in fiscal 1996;
       (2) with certain specified exceptions, Indiana Gas may not file a petition to increase its base rates until November 15, 1996; and (3) an agreement to a number of operational and other service enhancements for large-volume customers.

       Environmental Matters
       Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties
       (PRPs) and customers. On May 3, 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. The order is being appealed. The IURC order has had no immediate impact on Indiana Gas' earnings since settlements with insurers of $11.9 million exceed Indiana Gas' share of environmental liability recorded to date. For further information regarding the status of investigation and remediation of the sites, PRPs, financial reporting and ratemaking, see Item 8, Note 9.

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

       Postretirement Benefits Other Than Pensions
       Effective October 1, 1993, Indiana Gas adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). SFAS 106 requires accounting for the costs of postretirement health care and life insurance benefits on the accrual basis. This means the costs of benefits paid in the future are recognized during the years that an employee provides service to Indiana Gas rather than the "pay-as-you-go" (cash) basis (see Item 8, Note 7).

       On May 3, 1995, the IURC issued an order authorizing Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with SFAS 106. Amounts accrued prior to the order have been deferred as allowed by the IURC. While this order is consistent with the IURC's rulings for other utilities within the state of Indiana and with the ratemaking treatment of the majority of regulatory jurisdictions outside of Indiana, the Office of Utility Consumer Counselor is appealing the order.

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

       Indiana Legislative Matters
       On April 26, 1995, the Indiana General Assembly enacted Senate Enrolled Act No. 637, which provides new flexibility to the IURC for future regulation of Indiana utilities and modifies the application of the earnings test.

       The new law recognizes that competition is increasing in the provision of energy services and that flexibility in the regulation of energy services providers is essential to the well-being of the state, its economy and its citizens. Under the law, an energy utility can present to the IURC a broad range of proposals from performance-based ratemaking to complete deregulation of a utility's operations. The law gives the IURC the authority to adopt alternative regulatory practices, procedures, and mechanisms and establish rates and charges that are in the public interest, and will enhance or maintain the value of the energy utility's retail energy services or property. It also provides authority to the IURC to establish rates and charges based on market or average prices that use performance-based rewards or penalties, or which are designed to promote efficiency in the rendering of retail energy services.

       The IURC applies the Indiana statute authorizing the GCA procedures to reduce rates when necessary so as to limit utility operating income to the level authorized in the last general rate order. On a quarterly basis, this earnings test is performed by comparing Indiana Gas' authorized utility operating income to its actual utility operating income (weather normalized) for the previous 12 months. In the past, one-fourth of the amounts over the authorized utility operating income would be refundable to Indiana Gas' customers each quarter. The new law revises the earnings test to provide that no refund be paid to the extent a utility has not earned its authorized utility operating income over the previous 60 months (or during the period since the utility's last rate order, if longer). The revised test provides Indiana Gas a greater opportunity to earn its authorized utility operating income over the long term.

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

       Total capital required to fund both capital expenditures and refinancing requirements for 1994 and 1995, along with estimated amounts for 1996 through 1998, are as follows:

       THOUSANDS                   1994     1995     1996     1997     1998
       Capital expenditures     $57,100  $54,900  $58,800  $60,500  $61,800
       Refinancing requirements
       (including nonutility)    28,100    3,200      300    1,200   36,200
                                $85,200  $58,100  $59,100  $61,700  $98,000

       In 1995, 77 percent of Indiana Gas' capital expenditures was provided by funds generated internally (utility income less dividends plus charges to utility income not requiring funds). In 1994, 75 percent of capital expenditures was provided by funds generated internally. External funds required for the 1995 construction program were obtained primarily through Indiana Gas' medium-term note program as discussed below.

       Capitalization objectives for Indiana Gas are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt. Consolidated capitalization ratios are generally expected to be similar to those of Indiana Gas, but may vary from time to time, depending on particular business opportunities. The company's common equity component was 61 percent of total capitalization at September 30, 1995.

       On October 28, 1994, $3 million of the outstanding 9 3/8 %
       Series M, First Mortgage Bonds were retired.

       On April 5, 1995, Indiana Gas filed with the Securities and Exchange Commission (SEC) a prospectus supplement for the offering of its Medium-Term Notes, Series E (Notes) with an aggregate principal amount of up to $55 million. The Notes were registered under the existing shelf registration statement filed November 20, 1992, with the SEC with respect to the issuance of up to $90 million in aggregate principal amount of debt securities ($35 million was previously withdrawn from this shelf as a result of the December 9, 1992, issuance of 6 5/8 %, Series D Notes). Indiana Gas plans to issue the Notes from time to time through 1997. The Notes, when issued, will be due not less than nine months and not more than 40 years from the date of issue, and will bear interest at a fixed or variable rate as negotiated between the purchaser and Indiana Gas. The net proceeds from the sale of the Notes will be used to finance, in part, the refunding of long-term debt, Indiana Gas' continuing construction program and for other corporate purposes. During June 1995, $20 million in aggregate principal amount of the Notes were issued as follows: $5 million of 7.15% Notes due March 15, 2015; $5 million of 6.31% Notes due June 10, 2025; and $10 million of 6.53% Notes due June 27, 2025.

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

Item 8.Financial Statements and Supplementary Data

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


                                            /s/Niel C. Ellerbrook
                                            Niel C. Ellerbrook
                                            Vice President and
                                            Treasurer
                                            and Chief Financial
                                            Officer



       Report of Independent Public Accountants

       To the Shareholders and Board of Directors of Indiana Energy,
       Inc.:

       We have audited the accompanying consolidated balance sheets and schedules of long-term debt of Indiana Energy, Inc. (an Indiana corporation) and subsidiary companies as of September 30, 1995, and 1994, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Energy, Inc. and subsidiary companies, as of September 30, 1995, and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.


       /s/Arthur Andersen LLP
       Arthur Andersen LLP

       Indianapolis, Indiana
       October 26, 1995


       Indiana Energy, Inc. And Subsidiary Companies
       Consolidated Statements of Income

       Year Ended September 30
       (Thousands except per share amounts)           1995       1994      1993
        UTILITY INCOME
        Utility operating revenues                $403,810   $475,297  $499,278
        Cost of gas                                218,495    280,988   313,553
        Margin                                     185,315    194,309   185,725


        Utility operating expenses
          Other operation and maintenance           75,608     81,982    84,302
          Depreciation and amortization             31,265     29,177    26,806
          Income taxes                              19,216     19,467    15,816
          Taxes other than income taxes             13,038     15,840    14,528
                                                   139,127    146,466   141,452
        Utility operating income                    46,188     47,843    44,273

        Interest expense                            15,530     16,037    16,640
        Other                                       (1,451)    (2,790)     (901)
                                                    14,079     13,247    15,739
        Utility income                              32,109     34,596    28,534


        NONUTILITY OPERATIONS
        Net EnTrade operations                           -          -      (341)
        Gain on sale of EnTrade                          -          -    11,863
        Income tax on sale of EnTrade                    -          -    (4,745)
        Other - net                                    847       (155)     (448)
        Nonutility income (loss)                       847       (155)    6,329

        Income before preferred dividends           32,956     34,441    34,863
        Preferred dividend requirement of
          subsidiary                                     -          -       285
        Net income                                $ 32,956   $ 34,441  $ 34,578

        Average common shares outstanding           22,560     22,554    21,376

        Earnings per average share of common
          stock                                  $    1.46  $    1.53  $   1.62

        The accompanying notes are an integral part of these statements.

        Indiana Energy, Inc. And Subsidiary Companies
        Consolidated Statements of Cash Flows
        Year Ended September 30
        (Thousands)                                             1995     1994      1993
        Cash Flows from Operating Activities
        Net income                                           $32,956  $34,441   $34,578
        Adjustments to reconcile net income to cash
          provided from operating activities
        Gain on sale of EnTrade                                    -        -   (11,863)
        Depreciation and amortization                         31,485   29,404    27,386
        Deferred income taxes                                  3,994    3,273     2,931
        Investment tax credit                                   (930)    (930)   (1,007)
        Undistributed earnings of
          unconsolidated affiliates                             (237)     (81)      (94)
                                                              34,312   31,666    17,353
        Changes in assets and liabilities net of effects
          from the sale of EnTrade
        Receivables - net                                      3,244    1,478   (33,997)
        Inventories                                            5,189   (5,093)  (10,638)
        Accounts payable, customer deposits, advance
          payments and other current liabilities              39,396  (17,374)   49,607
        Accrued taxes and interest                           (12,637) (11,782)   11,064
        Recoverable/refundable gas costs                     (26,712)  39,048   (17,123)
        Other - net                                           14,167    6,763    (5,191)
        Total adjustments                                     56,959   44,706    11,075
        Net cash flows from operations                        89,915   79,147    45,653
        Cash Flows from (Required For) Financing Activities
        Issuance of common stock - net                             -      (95)   33,460
        Redemption of preferred stock of subsidiary                -        -   (20,932)
        Sale of long-term debt                                20,812    2,128    35,000
        Reduction in long-term debt                           (3,228) (28,050)     (721)
        Net change in short-term borrowings                  (28,325)  24,098   (19,986)
        Dividends on common stock                            (24,019) (23,086)  (21,050)
        Net cash flows from (required for) financing
          activities                                         (34,760) (25,005)    5,771
        Cash Flows Required for Investing Activities
        Capital expenditures                                 (54,943) (57,138)  (56,945)
        Net change in nonutility plant and other investments
          net of effects from the sale of EnTrade               (212)  (2,172)   (4,099)
        Cash of subsidiary sold                                    -        -    (4,936)
        Sale of Tenneco stock                                      -        -    13,864
        Net cash flows required for investing activities     (55,155) (59,310)  (52,116)
        Net increase (decrease) in cash                            -   (5,168)     (692)
        Cash and cash equivalents at beginning of period          20    5,188     5,880
        Cash and cash equivalents at end of period           $    20  $    20   $ 5,188

        The accompanying notes are an integral part of these statements.

        Indiana Energy, Inc. And Subsidiary Companies
        Consolidated Balance Sheets
        (Thousands)
        September 30                                                     1995      1994
        ASSETS
        UTILITY PLANT
        Original cost                                                $872,287  $824,839
        Less - accumulated depreciation and amortization              316,991   291,823
                                                                      555,296   533,016
        NONUTILITY PLANT AND OTHER INVESTMENTS-NET                      7,117     6,905
        CURRENT ASSETS
        Cash and cash equivalents                                          20        20
        Accounts receivable, less reserves of $1,662 and $1,238,
        respectively                                                   13,793    16,835
        Accrued unbilled revenues                                       6,405     6,607
        Materials and supplies - at average cost                        3,890     3,663
        Liquefied petroleum gas - at average cost                         883       940
        Gas in underground storage - at last-in, first-out cost        59,394    64,753
        Prepayments and other                                             151       244
                                                                       84,536    93,062
        DEFERRED CHARGES
        Unamortized debt discount and expense                           6,922     6,892
        Environmental costs                                                 -     9,341
        Other                                                           9,526     7,429
                                                                       16,448    23,662
                                                                     $663,397  $656,645

        SHAREHOLDERS' EQUITY AND LIABILITIES
        CAPITALIZATION
        Common stock (no par value) - authorized 64,000,000 shares -
        issued and outstanding 22,561,605 and 22,556,942 shares,
        respectively                                                 $145,872  $145,777
        Less unearned compensation - restricted stock grants              824     1,262
                                                                      145,048   144,515
        Retained earnings                                             135,667   126,730
        Total common shareholders' equity                             280,715   271,245
        Long-term debt (see schedule)                                 176,296   158,766
                                                                      457,011   430,011
        CURRENT LIABILITIES
        Maturities and sinking fund requirements of long-term debt        267       213
        Notes payable                                                   6,025    34,350
        Accounts payable                                               48,071    24,465
        Refundable gas costs                                            4,883    31,595
        Customer deposits and advance payments                         20,870    12,594
        Accrued taxes                                                   7,668    20,291
        Accrued interest                                                2,834     2,848
        Other current liabilities                                      21,664    14,150
                                                                      112,282   140,506
        DEFERRED CREDITS
        Deferred income taxes                                          65,096    59,887
        Unamortized investment tax credit                              12,103    13,033
        Regulatory income tax liability                                 3,797     4,787
        Other                                                          13,108     8,421
                                                                       94,104    86,128
        COMMITMENTS AND CONTINGENCIES (See Notes 8 & 9)                     -         -
                                                                     $663,397  $656,645

        The accompanying notes are an integral part of these statements.

     Indiana Energy, Inc. And Subsidiary Companies
     Consolidated Statements of Common Shareholders' Equity

                                                                  COMMON STOCK
                                                                               RESTRICTED
                                                                                 STOCK        RETAINED
     (Thousands except shares)                        SHARES        AMOUNT       GRANTS       EARNINGS       TOTAL
     BALANCE AT SEPTEMBER 30, 1992                20,768,628      $108,665        $(487)      $104,132    $212,310
     Net Income                                                                                 34,578      34,578
     Common stock dividends ($.995 per share)                                                  (21,050)    (21,050)
     Issuance of common stock                      1,581,900        32,561                                  32,561
     Common stock issuance expense                                                              (1,258)     (1,258)
     Premium on redemption of preferred stock                                                     (932)       (932)
     Dividend reinvestment and stock purchase plan   104,562         2,157                                   2,157
     Common stock issuances for Executives' and
       Directors' stock plans net of amortization      4,826            93          188                        281

     BALANCE AT SEPTEMBER 30, 1993                22,459,916       143,476         (299)       115,470     258,647
     Net Income                                                                                 34,441      34,441
     Common stock dividends ($1.03 per share)                                                  (23,086)    (23,086)
     Common stock issuances for Executives' and
       Directors' stock plans net of amortization     97,502         2,301         (963)                     1,338
     Other                                              (476)                                      (95)        (95)

     BALANCE AT SEPTEMBER 30, 1994                22,556,942       145,777       (1,262)       126,730     271,245
     Net Income                                                                                 32,956      32,956
     Common stock dividends ($1.07 per share)                                                  (24,019)    (24,019)
     Common stock issuances for Executives' and
       Directors' stock plans net of amortization      4,663            95          438                        533

     BALANCE AT SEPTEMBER 30, 1995                22,561,605      $145,872        $(824)      $135,667    $280,715

     The accompanying notes are an integral part of these statements.

     Indiana Energy, Inc. And Subsidiary Companies
     Consolidated Schedules of Long-Term Debt
     (Thousands)
     September 30                                             1995           1994
        FIRST MORTGAGE BONDS - UTILITY
        9 3/8% Series M, due July 15, 2016                 $18,950       $ 21,950

        UNSECURED NOTES PAYABLE - UTILITY
        6 5/8% Series D, due December 1, 1997               35,000         35,000
        8.90%, due July 15, 1999                            10,000         10,000
        7.15% Series E, due March 15, 2015                   5,000              -
        9 3/8%, due January 15, 2021                        25,000         25,000
        9 1/8% Series A, due February 15, 2021              40,000         40,000
        8 1/2% Series B Debentures, due September 15, 2021  24,743         24,901
        6.31% Series E, due June 10, 2025                    5,000              -
        6.53% Series E, due June 27, 2025                   10,000              -
                                                           154,743        134,901

        UNSECURED NOTES PAYABLE - NONUTILITY
        Variable rate term loan, due May 10, 2004            2,058          2,128
        Noninterest bearing note, due August 1, 2005           812              -
                                                             2,870          2,128

                                                           176,563        158,979
        Less maturities and sinking fund requirements          267            213
                                                          $176,296       $158,766

        The accompanying notes are an integral part of these statements.

       Notes to Consolidated Financial Statements

       1.  Summary of Significant Accounting Practices

       A.  Consolidation
       The consolidated financial statements include the accounts of Indiana Energy, Inc. (the company) and its wholly and majority-owned subsidiaries, after elimination of intercompany transactions. The consolidated financial statements separate the regulated utilities, which consist of Indiana Gas Company, Inc., Terre Haute Gas Corporation and Richmond Gas Corporation, from nonutility operations. These regulated utilities, which are doing business as Indiana Gas, provide natural gas and transportation services to a diversified base of customers in 281 communities in 48 of Indiana's 92 counties. The nonutility income includes EnTrade Corporation's operations through December 29, 1992, as well as the fiscal 1993 gain on the sale of EnTrade (see Note 2). IGC Energy, Inc., Energy Realty, Inc. and Indiana Energy Services, Inc., indirect wholly-owned subsidiaries of Indiana Energy, are also included in nonutility income.

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

       Provisions for depreciation of utility property are determined by applying straight-line rates to the original cost of the various classifications of property. The average depreciation rate was approximately 4.1 percent for all periods reported.

       Cost in excess of underlying book value of acquired gas distribution companies is reflected as a component of utility plant and is being amortized primarily over 40 years.

       C.  Unamortized Debt Discount and Expense
       Indiana Gas was authorized as part of an August 17, 1994, order from the Indiana Utility Regulatory Commission (IURC) to amortize over a 15-year period the debt discount and expense related to new debt issues and future premiums paid for debt reacquired in connection with refinancing. Debt discount and expense for issues in place prior to this order are being amortized over the lives of the related issues. Premiums paid prior to this order for debt reacquired in connection with refinancing are being amortized over the life of the refunding issue. Gains or losses realized from reacquisition of debt for sinking fund purposes are included in "Other" on the Consolidated Statements of Income.

       D.  Cash Flow Information
       For the purposes of the Consolidated Statements of Cash Flows, the company considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

       THOUSANDS                                  1995         1994         1993
       Interest (net of amount capitalized)    $14,438      $15,310      $14,006
       Income taxes                            $26,206      $23,880      $11,943

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

       F.  Gas in Underground Storage
       Based on the cost of purchased gas during September 1995, the cost of replacing the current portion of gas in underground storage was less than last-in, first-out cost at September 30, 1995, by approximately $286,000.

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

       The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

       THOUSANDS                           1995     1994      1993
       AFUDC - borrowed funds              $215     $355    $  579
       AFUDC - equity funds                 176      290       486
       Total AFUDC capitalized             $391     $645    $1,065


       I.   Reclassifications
       Certain reclassifications have been made in the company's financial statements of prior years to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

       J.  Use of Estimates
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       2.  Sale of EnTrade
       On December 29, 1992, IGC Energy sold its interest in EnTrade, a marketer of gas supplies to industrial and utility customers, for approximately $13.9 million. The transaction resulted in a net gain after tax of $7.1 million, or 33 cents per average share, and has been included in nonutility income in fiscal 1993. EnTrade's net operations through the date of sale are reflected separately on the income statement for all periods reported.

       Pro forma operating results for Indiana Energy, assuming the sale of EnTrade occurred as of the beginning of 1993, are shown in the following table.

       THOUSANDS (Except Per Share Data)               1993
       Utility income                               $28,534
       Nonutility income (loss)                     $  (448)
       Net income                                   $27,801
       Earnings per average share of common stock   $  1.30

       3.  Fair Value of Financial Instruments

       The estimated fair values of the company's financial instruments were as follows:

                                           September 30, 1995      September 30, 1994

                                           Carrying      Fair      Carrying      Fair
       THOUSANDS                           Amount       Value      Amount       Value
       Cash and cash equivalents           $     20  $     20      $     20  $     20
       Notes payable                       $  6,025  $  6,025      $ 34,350  $ 34,350
       Long-term debt (includes amounts
       due within one year)                $176,563  $186,265      $158,979  $162,570

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

       4.  Short-Term Borrowings

       Indiana Gas has board of director approval to borrow up to $100 million under bank lines of credit. Indiana Gas has available committed lines of credit up to $55 million with approximately $2 million outstanding at September 30, 1995. These lines of credit are renewable annually and require fees based on the amounts of the lines. In addition, Indiana Gas has available uncommitted lines of credit with similar arrangements which allow it to borrow up to its board approved amount. Notes payable to banks bore interest at rates negotiated with the bank at the time of borrowing.

       Bank loans outstanding during the reported periods were as follows:


       THOUSANDS                                               1995      1994      1993
       Outstanding at year end                              $ 2,225   $30,550   $10,252
       Weighted average interest rates at year end             6.1%      4.9%      3.6%
       Weighted average interest rates during the year         5.7%      3.3%      3.6%
       Weighted average total outstanding during the year   $16,578   $14,891   $12,533
       Maximum total outstanding during the year            $50,000   $56,500   $77,379

       In addition, Energy Realty had a $3.8-million bank loan outstanding at year end related to the purchase of a warehouse facility that is leased to Indiana Gas.

       5.  Long-Term Debt

       During the year, the following activity took place with respect to long-term debt.

       On October 28, 1994, $3 million of the outstanding 9 3/8%
       Series M, First Mortgage Bonds were retired.

       During June 1995, Indiana Gas issued $20 million in aggregate principal amount of its Medium-Term Notes, Series E (Notes) as follows: $5 million of 7.15% Notes due March 15, 2015; $5 million of 6.31% Notes due June 10, 2025; and $10 million of 6.53% Notes due June 27, 2025. The net proceeds from the sale of the Notes will be used to finance, in part, the refunding of long-term debt, Indiana Gas' continuing construction program and for other corporate purposes.

       Consolidated maturities and sinking fund requirements on long-term debt subject to mandatory redemption during the five years following 1995 are $267,000 in 1996, $1,220,000 in 1997, $36,225,000 in 1998, $11,230,000 in 1999 and
       $1,236,000 in 2000.

       6.  Capital Stock

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

       Additionally, under the terms of Indiana Gas' retirement savings plan (see Note 7), eligible participants may direct a specified percentage of their compensation to be invested in shares of the company's common stock.

       At September 30, 1995, the shares of the company's common stock reserved for issuance under each of those plans were as follows:

          Dividend Reinvestment and Stock Purchase Plan  566,737
          Executive Restricted Stock Plan                375,026
          Directors' Restricted Stock Plan                55,046
          Indiana Gas Retirement Savings Plan            877,190

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

       In addition, if the company is involved in a merger or other business combination transaction, in which more than 50 percent of its assets or earning power is sold, each holder of a right will have the right to receive, upon exercise at the current exercise price of the right, that number of shares of common stock of the acquiring company having a market value of two-times the exercise price of the right. The company may redeem the rights in whole, but not in part, at a price of $.017 per right at any time prior to the time an acquiring person has acquired a 20 percent beneficial ownership of the company's outstanding common stock. Unless extended, the rights will expire on August 11, 1996.

       Indiana Gas and Indiana Energy have authorized and unissued shares of preferred stock of 4.2 million and 4 million, respectively. On December 1, 1992, Indiana Gas redeemed all 200,000 shares of its issued and outstanding 8.55% Cumulative Preferred Stock at $104.66 per share with accrued dividends. The redemption premium of $932,000 was charged to retained earnings.

       7.  Retirement Plans and Other Postretirement Benefits

       Effective October 1, 1994, Indiana Gas merged its retirement savings plan for bargaining employees into its retirement savings plan for non-bargaining employees. The primary objective for this action is to reduce the level of resources required to administer two plans. The combined retirement savings plan is a defined contribution plan which is qualified under sections 401(a) and 401(k) of the Internal Revenue Code. Under the terms of the retirement savings plan, eligible participants may direct a specified percentage of their compensation to be invested in shares of the company's common stock or various investment funds. Participants in the retirement savings plan have, subject to prescribed limitations, matching company contributions made to the plan on their behalf, plus a year-end lump sum company contribution. During 1995, 1994 and 1993, Indiana Gas made contributions of $2,335,000, $2,386,000 and $2,270,000, respectively.

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

       The Indiana Gas defined benefit retirement plan assets are under custody of trustees and consist of actively managed stock and bond portfolios, as well as short-term investments. It is Indiana Gas' funding policy to maintain the pension plans on an actuarially sound basis. Under this policy, funding was $143,000 in 1995, $1,110,000 in 1994, and $1,223,000 in 1993. Funding decreased in 1995 as a result of plan contributions being restricted by the full funding limitation. As permitted by the Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, the company recognizes pension expense based on funding as allowed for ratemaking purposes.

       The calculation of pension expense is as follows:

       THOUSANDS                                                  1995       1994       1993
       Pension benefits earned during the period                $1,086     $1,436     $1,366
       Interest accrued on projected pension benefit obligation  4,554      4,752      4,713
       Actual return on pension plan assets                     (9,632)         9     (3,563)
       Net amortization and deferral                             3,880     (6,056)    (2,392)
       SFAS 87 pension expense                                    (112)       141        124
       Adjustment to reflect amount included in rates              818        492      1,877
       Total pension expense                                    $  706     $  633     $2,001

       The following table reconciles the plans' SFAS 87 funded status at September 30 with amounts recorded in the company's financial statements. Certain assets and obligations of the plans are deferred and recognized in the financial statements in subsequent periods.

       THOUSANDS                                                      1995        1994
       Actuarial present value of pension benefits:
          Vested benefits                                          $52,734     $52,127
          Nonvested benefits                                           200         248
          Effect of future salary increases                          7,455       6,751
       Projected pension benefit obligation                         60,389      59,126
       Plan assets at fair value                                    69,423      64,099
       Plan assets in excess of projected
          pension benefit obligation at September 30                 9,034       4,973
       Unrecognized adjusted prior service costs                     2,051       2,136
       Unrecognized net assets at date of initial application       (2,084)     (2,393)
       Unrecognized net (gain) loss                                 (6,971)     (3,007)
       Adjustment to reflect amount included in rates               (2,623)     (1,806)
       Prepaid (accrued) pension cost at September 30              $  (593)    $   (97)

       The weighted-average discount rate used in determining the actuarial present value of the SFAS 87 projected benefit obligation was 8 percent. The expected long-term rate of return on assets was 9 percent. The average rate of increase in future compensation levels used ranged from 5 to 5.5 percent. These rates were used for all years reported. The average future service of plan participants used to compute amortization of the net assets existing at the date of initial application of SFAS 87 is approximately 17 years.

       In addition to providing pension benefits, Indiana Gas presently provides postretirement health care and life insurance benefits to full-time employees who have completed 10 years of service and retire from the company. The plan pays stated percentages of most reasonable and necessary medical expenses incurred by retirees, after subtracting payments by other providers and after a stated deductible has been met. These benefits are principally self-insured. Currently, Indiana Gas does not fund this postretirement plan. During fiscal 1995, Indiana Gas approved a plan change whereby employees retiring after January 1, 1996, will be required to make a contribution toward their retiree medical benefits provided by the plan. The monthly contribution for retiree medical coverage will be based on a comparison of the actual increase in Indiana Gas' health care costs and the Consumer Price Index (CPI). Cost increases that are higher than the general rate of inflation, as measured by the CPI, will be paid for by retirees. The impact of this plan change on the unrecognized transition obligation as of September 30, 1995, is shown below in the table reconciling the plan's funded status to the accrued postretirement benefit cost.

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

       On May 3, 1995, the IURC issued an order authorizing Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with SFAS 106. Amounts accrued prior to the order have been deferred as allowed by the IURC. While this order is consistent with the IURC's rulings for other utilities within the state of Indiana and with the ratemaking treatment of the majority of regulatory jurisdictions outside of Indiana, the Office of Utility Consumer Counselor is appealing the order.

       Postretirement benefit cost recognized for 1995 and 1994 consisted of the following components:

       THOUSANDS                                                                 1995      1994
       Service cost - benefits attributed to service during the period         $1,423    $1,490
       Interest cost on accumulated postretirement obligation                   4,186     3,915
       Amortization of transition obligation                                    2,772     2,772
       SFAS 106 postretirement benefit cost                                     8,381     8,177
       Adjustment to reflect amount included in rates                          (4,543)   (5,436)
       Postretirement benefit cost recognized                                  $3,838    $2,741

       Prior to fiscal 1994, Indiana Gas recognized postretirement benefit costs on the pay-as-you-go (cash) basis.
       Postretirement benefit cost recognized for fiscal year 1993 was approximately $2,855,000.

       The following table reconciles the plan's funded status to the accrued postretirement benefit cost as reflected on the balance sheet as of September 30, 1995, and 1994:

       THOUSANDS                                                                   1995       1994
       Accumulated postretirement benefit obligation:
          Retirees and dependents                                               $25,064    $28,328
          Other fully eligible participants                                       6,561      7,323
          Other active participants                                              10,627     18,113
       Total accumulated postretirement benefit obligation                       42,252     53,764
       Fair value of plan assets                                                      -          -
       Accumulated postretirement benefit obligation in excess of plan assets   (42,252)  (53,764)
       Unrecognized net (gain) loss                                             (10,192)   (4,340)
       Unrecognized transition obligation                                        41,045    52,668
       Accrued postretirement benefit cost at September 30                     $(11,399)  $(5,436)

       The assumed health care cost trend rate for medical gross eligible charges used in measuring the accumulated postretirement benefit obligation as of September 30, 1995, was 9.3 percent for fiscal 1996. This rate is assumed to decrease gradually through fiscal 2003 to 5.5 percent and remain at that level thereafter.
       The assumed CPI rate, relating to the plan's cost sharing provisions for future retirees, was 3.5 percent. Taking into consideration the plan's cost sharing provisions which were in place at September 30, 1995, a 1-percent increase in the assumed health care cost trend rates for each future year produces approximately a $1.6-million increase in the accumulated postretirement benefit obligation as of September 30, 1995. A 1-percent increase in the assumed health care cost trend rates for each future year produces approximately an $873,000 increase in the annual aggregate of the service and interest cost components of postretirement benefit cost. This amount, which is based on assumptions as of October 1, 1994, has not yet been reduced by the impact of the plan's cost sharing provisions. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8 percent.

       8.  Commitments

       Estimated capital expenditures for 1996 are $58.8 million.
       Total lease expense was $2,811,000 in 1995, $2,595,000 in
       1994 and $2,846,000 in 1993.

       Lease commitments are $2,217,000 in 1996, $1,303,000 in
       1997, $1,213,000 in 1998, $547,000 in 1999, $406,000 in
       2000 and $682,000 in total for all later years. Included in these amounts is an operating lease between Indiana Gas and Energy Realty with payments of approximately $464,000 annually that extends through August 1998. There are no leases that extend beyond 2002. Indiana Gas has storage and supply contracts that range from one month to eight years.

       9.  Environmental Costs

       In the past, Indiana Gas and others, including former affiliates, and/or previous landowners, operated facilities for the manufacturing of gas and storage of manufactured gas. These facilities are no longer in operation and have not been operated for many years. In the manufacture and storage of such gas, various byproducts were produced, some of which may still be present at the sites where these manufactured gas plants and storage facilities were located. Management believes, and the IURC has found that, those operations were conducted in accordance with the then-applicable industry standards. However, under currently applicable environmental laws and regulations, Indiana Gas, and the others, may now be required to take remedial action if certain byproducts are found above a regulatory threshold at these sites.

       Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Removal activities have been conducted at two sites and a remedial investigation/feasibility study (RI/FS) is nearing completion at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management. Indiana Gas and others are assessing, on a site-by-site basis, whether any of the remaining 24 sites require remediation, to what extent it is required and the estimated cost. Preliminary assessments
       (PAs) have been completed on all but one of the sites. Site investigations (SIs) have been completed at 19 sites and supplemental site investigations (SSIs) have been conducted at 15 sites. Based upon the site work completed to date, Indiana Gas believes that a level of contamination that may require some level of remedial activity may be present at a number of the 24 sites. Indiana Gas is currently conducting groundwater monitoring at many of the sites. Indiana Gas has not begun an RI/FS at additional sites, but expects to conduct further investigation and evaluation in the future.

       Based upon the work performed to date, Indiana Gas has accrued remediation and related costs for the two sites where remedial activities are taking place. PA/SI, SSI and groundwater monitoring costs have been accrued for the remaining sites where appropriate. Estimated RI/FS costs and the costs of certain remedial actions that may likely be required have also been accrued. Costs associated with environmental remedial activities are accrued when such costs are probable and reasonably estimable. Indiana Gas does not believe it can provide an estimate of the reasonably possible total remediation costs for any site prior to completion of an RI/FS and the development of some sense of the timing for implementation of the potential remedial alternatives, to the extent such remediation is required. Accordingly, the total costs which may be incurred in connection with the remediation of all sites, to the extent remediation is necessary, cannot be determined at this time.

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

       Indiana Gas has also completed the process of identifying PRPs for each site. PRPs include two financially viable utilities, PSI Energy, Inc. (PSI) and Northern Indiana Public Service Company (NIPSCO). PSI has been identified as a PRP at 19 of the sites. Indiana Gas is presently in negotiations with PSI to determine PSI's share of responsibility. With the help of outside counsel, Indiana Gas has prepared estimates of PSI's and other PRP's share of environmental liabilities which may exist at each of the sites based on equitable principles derived from case law or applied by parties in achieving settlements. NIPSCO has been identified as an additional PRP at five of these 19 sites. On September 27, 1995, Indiana Gas reached an agreement with NIPSCO which provides for a coordination of efforts and a sharing of investigation and clean-up costs incurred and to be incurred at the five sites in which they both have an interest. The cost sharing estimates of PSI and other PRPs, and the NIPSCO agreement, have been utilized by Indiana Gas to record a receivable from PRPs for their share of the liability for work performed by Indiana Gas to date, as well as to accrue Indiana Gas' proportionate share of the estimated cost related to work not yet performed. The receivable from PRPs of $3.4 million is reflected in Accounts Receivable on the Consolidated Balance Sheet at September 30, 1995.

       In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with past gas manufacturing activities. On May 3, 1995, the IURC concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of utility service and, therefore, are not recoverable as operating expenses from utility customers. The decision was contrary to rulings in other states where utility regulatory commissions have issued orders on the subject. The precedent cited by the IURC was a ruling related to a cancelled nuclear power plant which, unlike manufactured gas plants, never provided service to the public. Management believes applying the nuclear power plant issue to Indiana Gas' case was an incorrect application of the law and has appealed the decision to the Indiana Court of Appeals. Under the schedule of the Indiana Court of Appeals, briefing of the issues is expected to occur during the spring of 1996. The Commission did indicate that during Indiana Gas' next rate case it would be appropriate to quantify the effect of the investigation and clean-up activities as part of the business risk to be considered by the Commission in establishing the overall rate of return to be allowed.

       Indiana Gas has recorded $11.4 million for its share of environmental costs to date. As a result of its pursuit of recovery of costs from PRPs and insurance carriers, Indiana Gas has secured settlements from insurers of approximately $11.9 million. Amounts recovered in excess of its share of costs to date have been deferred. The May 3, 1995, order of the IURC has had no immediate impact on Indiana Gas' earnings since settlements with insurers exceed Indiana Gas' share of environmental liability recorded to date.

       The impact on Indiana Gas' financial position and results of operations of complying with federal, state and local environmental regulations related to former manufactured gas plant sites is contingent upon several uncertainties. These include the costs of any compliance activities which may occur and the timing of the actions taken, the impact of joint and several liability upon the magnitude of the contingency, the outcome of proceedings which challenge the IURC ruling on recovery of costs from customers, as well as any additional recoveries of environmental and related costs from insurance carriers. Although there can be no assurance of success, to the extent possible Indiana Gas will continue to manage the manufactured gas plant remediation program so that amounts received from insurance carriers and PRPs will be sufficient to fund all such costs.

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

       11.  Income Taxes

       The components of consolidated income tax expense, including tax on the gain on the sale of EnTrade in 1993 and amounts in "Other" on the Consolidated Statements of Income, were as follows:

       THOUSANDS                                     1995      1994      1993
       Current:
       Federal                                    $12,193   $13,153   $16,181
          State                                     2,077     2,285     2,576
                                                   14,270    15,438    18,757
       Deferred:
          Federal                                   3,652     2,987     2,667
          State                                       342       286       264

                                                    3,994     3,273     2,931
       Amortization of investment tax credits        (930)     (930)   (1,007)
       Consolidated income tax expense            $17,334   $17,781   $20,681

       Effective income tax rates were 34.47 percent, 34.08 percent and 37.23 percent of pretax income for 1995, 1994 and 1993, respectively. This compares with a combined federal and state income tax statutory rate of 37.93 percent for 1995 and 1994 and 37.69 percent for 1993. Individual components of these rate differences are not significant except investment tax credit which amounted to (1.8%) for all periods reported.

       Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes are provided for taxes not currently payable due to, among other things, the use of various accelerated depreciation methods, shorter depreciable lives and the deduction of certain construction costs for tax purposes. Taxes deferred in prior years are being charged and income credited as these tax effects reverse. The provisions for the deferred tax effects relating to the excess of tax-over-book depreciation amounted to $4,031,000 in 1995, $2,852,000 in 1994 and $2,073,000 in 1993.

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

       Due to the effects of regulation, Indiana Gas is not permitted to recognize the effect of a tax rate change as income but is required to reduce tariff rates to return the "excess" deferred income taxes to ratepayers over the remaining life of the properties that give rise to the taxes. Therefore, the cumulative effect of a change in accounting principle upon the initial application of SFAS 109 resulted in no impact on earnings. Under SFAS 109, Indiana Gas has recorded a net regulatory liability for approximately $3.8 million on its balance sheet as of September 30, 1995, related to deferred taxes.

       Significant components of Indiana Gas' net deferred tax liability as of September 30, 1995, and 1994 are as follows:

       THOUSANDS                                        1995      1994
       Deferred tax liabilities:
          Accelerated depreciation                   $45,902   $41,652
          Property basis differences                  18,560    18,140
          Acquisition adjustment                       6,664     6,853
          Other                                       (4,791)    2,654
       Deferred tax assets:
          Deferred investment tax credit              (4,590)   (4,943)
          Regulatory income tax liability             (1,440)   (1,815)
       Less deferred income taxes related
          to current assets and liabilities            4,791    (2,654)
       Balance as of September 30                    $65,096   $59,887

       Investment tax credits have been deferred and are being credited to income over the life of the property giving rise to the credit. The Tax Reform Act of 1986 eliminated investment tax credits for property acquired after January 1, 1986.

       12.  Long-Lived Assets

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

       13.  Summarized Financial Data (Unaudited)

       Summarized quarterly financial data (in thousands of dollars except per share amounts) for 1995 and 1994 are as follows:

       1995:  THREE MONTHS ENDED         DEC. 31      MAR. 31     JUNE 30     SEP. 30
       Utility operating revenues       $113,062     $150,468    $ 83,081    $ 57,199
       Utility operating income (loss)    14,593       24,667       7,800        (872)
       Nonutility income (loss)               95          915        (103)        (60)
       Net income (loss)                  10,874       22,076       4,224      (4,218)
       Earnings (loss) per average
          share of common stock         $    .48     $    .98    $    .19    $   (.19)

       1994:  THREE MONTHS ENDED         DEC. 31      MAR. 31     JUNE 30     SEP. 30
       Utility operating revenues       $151,892     $195,672    $ 77,827    $ 49,906
       Utility operating income (loss)    18,894       24,630       5,551      (1,232)
       Nonutility income (loss)               44          (68)         21        (152)
       Net income (loss)                  15,200       21,672       2,435      (4,866)
       Earnings (loss) per average
          share of common stock         $    .67     $    .96    $    .11    $   (.21)

       Note: Because of the seasonal factors that significantly affect the companies' operations, the results of operations for interim periods within fiscal years are not comparable.


Item 9. Changes in and Disagreements with Accountants

        None.


Part III

Item 10. Directors and Executive Officers of the Registrant

       Except for the list of the executive officers, which can be found in Part I, Item 4(a) of this report, the information required to be shown in this part for Item 10, Directors and Executive Officers of the Registrant is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 7, 1995.

Item 11. Executive Compensation

       The information required to be shown in this part for Item 11, Executive Compensation, is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 7, 1995.

Item 12. Securities Ownership of Certain Beneficial Owners and
         Management

       The information required to be shown in this part for Item 12, Securities Ownership of Certain Beneficial Owners and Management is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 7, 1995.

Item 13. Certain Relationships and Related Transactions

       The information required to be shown in this part for Item 13, Certain Relationships and Related Transactions is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 7, 1995.



Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         The following documents are filed as part of this report:

  (a)-1  Financial Statements
                                                            Location in 10-K

       Report of Independent Public Accountants             Item 8

       Consolidated Statements of Income - 1995,
       1994 and 1993                                        Item 8

       Consolidated Statements of Cash Flows - 1995,
       1994 and 1993                                        Item 8

       Consolidated Balance Sheets at September 30,
       1995 and 1994                                        Item 8

       Consolidated Statements of Common Shareholders'
       Equity - 1995, 1994 and 1993                         Item 8

       Consolidated Schedules of Long-Term Debt
       as of September 30, 1995 and 1994                    Item 8

       Notes to Financial Statements                        Item 8

  (a)-2  Financial Statement Schedules

       Report of Independent Public Accountants on Schedules

       Schedule II.  Valuation and Qualifying
                     Accounts - 1995, 1994 and 1993

  (a)-3  Exhibits

       See Exhibit Index

  (b)    Reports on Form 8-K

         None filed during the fourth quarter of fiscal 1995.

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

4-D         Indenture dated              Exhibit 4(a) to
            February 1, 1991,            Indiana Gas
            between Indiana Gas          Company, Inc.'s
            and Continental Bank,        Current Report
            National Association.        on Form 8-K
                                         dated February
                                         1, 1991, and
                                         filed February
                                         15, 1991; First
                                         Supplemental
                                         Indenture
                                         thereto dated
                                         as of February
                                         15, 1991,
                                         (incorporated
                                         by reference to
                                         Exhibit 4(b) to
                                         Indiana Gas
                                         Company, Inc.'s
                                         Current Report
                                         on Form 8-K
                                         dated February
                                         1, 1991, and
                                         filed February
                                         15, 1991);
                                         Second
                                         Supplemental
                                         Indenture
                                         thereto dated
                                         as of September
                                         15, 1991,
                                         (incorporated
                                         by reference to
                                         Exhibit 4(b) to
                                         Indiana Gas
                                         Company, Inc.'s
                                         Current Report
                                         on Form 8-K
                                         dated September
                                         15, 1991, and
                                         filed September
                                         25, 1991);
                                         Third
                                         Supplemental
                                         Indenture
                                         thereto dated
                                         as of September
                                         15, 1991
                                         (incorporated
                                         by reference to
                                         Exhibit 4(c) to
                                         Indiana Gas
                                         Company, Inc.'s
                                         Current Report
                                         on Form 8-K
                                         dated September
                                         15, 1991 and
                                         filed September
                                         25,
                                         1991);Fourth
                                         Supplemental
                                         Indenture
                                         thereto dated
                                         as of December
                                         2, 1992,
                                         (incorporated
                                         by reference to
                                         Exhibit 4(b) to
                                         Indiana Gas
                                         Company, Inc.'s
                                         Current Report
                                         on Form 8-K
                                         dated December
                                         1, 1992, and
                                         filed December
                                         8, 1992); and
                                         Officers'
                                         Certificate
                                         pursuant to
                                         dated as of
                                         April 5, 1995,
                                         (incorporated
                                         by reference to
                                         Exhibit 4(a) to
                                         Indiana Gas
                                         Company, Inc.'s
                                         Current Report
                                         on Form 8-K
                                         dated and filed
                                         April 5, 1995).

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

10-F        Termination Benefits         Exhibit 10-F to
            Agreement, dated July        Indiana
            29, 1994, among              Energy's 1994
            Indiana Energy, Inc.,        Annual Report
            Indiana Gas Company,         on Form 10-K.
            Inc. and Lawrence A.
            Ferger.

10-G        Termination Benefits         Exhibit 10-G to
            Agreement, dated July        Indiana
            29, 1994, among              Energy's 1994
            Indiana Energy, Inc.,        Annual Report
            Indiana Gas Company,         on Form 10-K.
            Inc. and
            Paul T. Baker.

10-H        Termination Benefits         Exhibit 10-H to
            Agreement, dated July        Indiana
            29, 1994, among              Energy's 1994
            Indiana Energy, Inc.,        Annual Report
            Indiana Gas Company,         on Form 10-K.
            Inc. and
            Niel C. Ellerbrook.

10-I        Termination Benefits         Exhibit 10-I to
            Agreement, dated July        Indiana
            29, 1994, among              Energy's 1994
            Indiana Energy, Inc.,        Annual Report
            Indiana Gas Company,         on Form 10-K.
            Inc. and
            Anthony E. Ard.

10-J        Termination Benefits         Exhibit 10-J to
            Agreement, dated July        Indiana
            29, 1994, among              Energy's 1994
            Indiana Energy, Inc.,        Annual Report
            Indiana Gas Company,         on Form 10-K.
            Inc. and
            Carl L. Chapman.

10-K        Executive Compensation       Exhibit 10-K to
            Deferral Plan                Indiana
            effective December 1,        Energy's 1994
            1994.                        Annual Report
                                         on Form 10-K.

10-L        Directors Compensation       Exhibit 10-M to
            Deferral Plan                Indiana
            effective January 1,         Energy's 1994
            1995.                        Annual Report
                                         on Form 10-K.

10-M        Executive Restricted         Exhibit A to
            Stock Plan effective         Indiana
            October 1, 1987, as          Energy's Proxy
            amended.                     Statement filed
                                         on December 4,
                                         1987; First
                                         Amendment to
                                         Indiana Energy,
                                         Inc. Executive
                                         Restricted
                                         Stock Plan
                                         (incorporated
                                         by reference to
                                         Exhibit 10-A to
                                         Indiana
                                         Energy's 1991
                                         Annual Report
                                         on Form 10-K.)

10-N        Indiana Energy, Inc.         Exhibit 10-D to
            Annual Management            Indiana
            Incentive Plan               Energy's 1987
            effective October 1,         Annual Report
            1987.                        on Form 10-K.

10-O        Indiana Energy, Inc.         Indiana
            Directors' Restricted        Energy's
            Stock Plan, as amended       Definitive
            and restated on              Proxy Statement
            October 25, 1991.            filed on
                                         December 6,
                                         1991.

10-P        Exhibit 10-P schedules all material gas
            contracts which are in effect between
            Indiana Gas Company, Inc. and the suppliers listed. The gas contracts within each type are substantially identical in all material respects and at least one of each type of contract has been or is filed as indicated.
            The schedule details all material aspects in which a contract may differ from the contract filed.

Exh.                                                                Days of                Effective Expir.
No.     Type of Contract         Supplier           Contract No.    Wthdrwl.   MDth/Day    Date      Date      Reference
                                                                                                               6/30/93 Form 10Q,
                                                                                                               File 1-6494:
10-P.1  Firm Transportation      Panhandle Eastern  P PLT 011715               38,572      5/1/93    3/31/98   Exh. 10-B
10-P.2  Firm Transportation      Panhandle Eastern  P PLT 011716               51,431      5/1/93    3/31/99   Exh. 10-A
10-P.3  Firm Transportation      Panhandle Eastern  P PLT 011718               51,431      5/1/93    2/28/97   Exh. 10-C
10-P.4  Firm Transporation       Panhandle Eastern  P PLT 011721               77,144      5/1/93    3/31/97   Exh. 10-D
10-P.5  Market Area -            Panhandle Eastern  P PLT 011719               50,000      5/1/93    3/31/97   1993 Form 10K, Exh.
         Firm Transportation                                                                                   10-I.5, File 1-6494.
10-P.6  Market Area -            Panhandle Eastern  P PLT 011720               50,000      5/1/93    3/31/97   See Exhibit 10-P.5
         Firm Transporation

10-P.7  Market Area -            Texas Gas          T3780                      50,000      11/1/93   10/31/98  1993 Form 10K, Exh.
         Firm Transporation                                                                                    10-I.7, File 1-6494.

10-P.8  No Notice Service        Texas Gas          N0420                      41,687      11/1/93   10/31/98  1993 Form 10K, Exh.
                                                                                                               10-I.8, File 1-6494.
10-P.9  No Notice Service        Texas Gas          N0325                      56,793      11/1/93   10/31/97  See Exhibit 10-P.8
10-P.10 No Notice Serivce        Texas Gas          N0325                      56,794      11/1/93   10/31/98  See Exhibit 10-P.8
10-P.11 No Notice Serivce        Texas Gas          N0325                      56,794      11/1/93   10/31/99  See Exhibit 10-P.8

                                                                                                               6/30/93 Form 10Q,
                                                                                                               File 1-6494:
10-P.12 Firm Storage             Panhandle Eastern  PLS 011713       100       50,312      5/1/93    3/31/96   Exh. 10-G
10-P.13 Firm Storage             Panhandle Eastern  PLS 012044       100       25,000      5/1/93    3/31/96   Exh. 10-E

10-P.14 Firm Storage             ANR                T,E & S 00087    100       29,000      3/1/73    2/28/96   1991 Form 10K, Exh.
                                                                                                               10-N, File 1-6494.
10-P.15 Firm Storage             ANR                T,E & S 05787    100      100,806      4/1/92    3/31/97   1992 Form 10K, Exh.
                                                                                                               10-R, File 1-6494.

                                                                                                               6/30/93 Form 10Q,
                                                                                                               File  1-6494:
10-P.16 Firm Storage-Related     Panhandle Eastern  P PLT 011714               49,515      5/1/93    3/31/96   Exh. 10-H
         Transporation
10-P.17 Firm Storage-Related     Panhandle Eastern  P PLT 012045               24,604      5/1/93    3/31/96   Exh. 10-F
         Transporation

10-P.18 Firm Storage-Related     ANR                T,E & S 05788             100,000      4/1/92    3/31/97   1992 Form 10K, Exh.
         Transportation                                                                                        10-S, File 1-6494.
10-P.19 Firm Natural Gas         Anadarko           NGFSA 9602                 50,000      12/1/95   2/29/96   1995 Form 10-K, Exh.
         Supply                                                                                                10-P.19,File 1-6494.
10-P.20 Firm Natural Gas         Tenneco            NGFSA 9609                 20,000      11/1/95   3/31/98   1995 Form 10-K, Exh.
         Supply                  Gas Marketing                                                                 10-P.20,File 1-6494.
10-P.21 Firm Natural Gas         Tenneco            NGFSA 9619                 16,000      11/1/95   3/31/98   1995 Form 10-K, Exh.
         Supply                  Gas Marketing                                                                 10-P.21,File 1-6494.
10-P.22 Firm Natural Gas         Tenneco            NGFSA9620                  40,000      12/1/95   2/28/98   1995 Form 10-K, Exh.
         Supply                  Gas Marketing                                                                 10-P.22,File 1-6494.


21          Subsidiaries of Indiana Energy, Inc.                    Filed herewith.

23          Consent of Independent Public Accountants               Filed herewith.

27          Financial Data Schedule                                 Filed herewith.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Indiana Energy, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Item 8, in this Form 10-K, and have issued our report thereon dated October 26, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)-2 are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Indianapolis, Indiana
October 26, 1995

                                                        INDIANA ENERGY, INC.
                                                     AND SUBSIDIARY COMPANIES

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                  YEAR ENDED SEPTEMBER 30, 1995
                                                              (Thousands)

             Col. A                           Col. B                Col. C                Col. D         Col. E      Col. F
                                                                   Additions            Deductions
                                                               (1)           (2)
                                                                                       For Purposes
                                              Balance at     Charged to                For Which                    Balance at
                                              September 30,  Costs and                 Reserves         Other       September 30,
           Description                        1994           Expenses       Other      Were Created     Changes     1995


RESERVE DEDUCTED FROM APPLICABLE ASSETS:
    Reserve for uncollectible accounts        $    1,238     $   3,690     $     0     $    3,266        $     0     $    1,662


                                                        INDIANA ENERGY, INC.
                                                     AND SUBSIDIARY COMPANIES

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                  YEAR ENDED SEPTEMBER 30, 1994
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
                                                                                       For Purposes
                                              Balance at     Charged to                For Which                    Balance at
                                              September 30,  Costs and                 Reserves         Other       September 30,
           Description                        1993           Expenses       Other      Were Created     Changes     1994


RESERVE DEDUCTED FROM APPLICABLE ASSETS:
    Reserve for uncollectible accounts        $    2,055     $   3,850     $     0     $    4,667       $     0     $    1,238


                                                        INDIANA ENERGY, INC.
                                                     AND SUBSIDIARY COMPANIES

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                  YEAR ENDED SEPTEMBER 30, 1993
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

                                      INDIANA ENERGY, INC.



Dated December 20, 1995               /s/Lawrence A. Ferger
                                      Lawrence A. Ferger, President
                                      and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                   Title                           Date
/s/Lawrence A. Ferger  President, Chief Executive           December 20, 1995
Lawrence A. Ferger     Officer and Director


/s/Niel C. Ellerbrook  Vice President and Treasurer         December 20, 1995
Niel C. Ellerbrook     Chief Financial Officer and Director


/s/Jerome A. Benkert   Controller                           December 20, 1995
Jerome A. Benkert


/s/Duane M. Amundson   Chairman of the Board of             December 20, 1995
Duane M. Amundson      Directors


/s/Paul T. Baker       Senior Vice President                 December 20, 1995
Paul T. Baker          Chief Operating Officer and
                       Director


/s/Gerald L. Bepko     Director                              December 20, 1995
Gerald L. Bepko

/s/Loren K. Evans      Director                              December 20, 1995
Loren K. Evans


/s/Otto N. Frenzel III Director                              December 20, 1995
Otto N. Frenzel III


/s/Anton H. George     Director                              December 20, 1995
Anton H. George


/s/Don E. Marsh        Director                              December 20, 1995
Don E. Marsh


/s/Richard P. Rechter  Director                              December 20, 1995
Richard P. Rechter


/s/James C. Shook      Director                              December 20, 1995
James C. Shook