Form 10-Q
period 1995-12-31
INDIANA ENERGY INC
filed 1996-02-12
CIK 780859

February 12, 1996



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

     We are transmitting herewith Indiana Energy, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
December 31, 1995, pursuant to the requirements of
Section 13 of the Securities Exchange Act of 1934.

                              Very truly yours,



                              Kathleen S. Morris
KSM:rs

Enclosures (8)




          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value      22,536,302      January 31, 1996
           Class                   Number of shares         Date

                   TABLE OF CONTENTS

                                                              Page
                                                            Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at December 31, 1995, and 1994
      and September 30, 1995

    Consolidated Statements of Income
      Three Months Ended December 31, 1995 and 1994, and Twelve Months Ended December 31, 1995 and 1994

    Consolidated Statements of Cash Flows
        Three Months Ended December 31, 1995 and 1994, and Twelve Months Ended December 31, 1995 and 1994

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K


                                      INDIANA ENERGY, INC.
                                    AND SUBSIDIARY COMPANIES

                                   CONSOLIDATED BALANCE SHEETS
                                              ASSETS
                                     (Thousands - Unaudited)



                                                          December 31       September 30
                                                        1995       1994         1995
UTILITY PLANT:
    Original cost                                    $882,124   $835,329      $872,287
    Less - Accumulated depreciation and amortization  323,160    297,485       316,991
                                                      558,964    537,844       555,296

NONUTILITY PLANT AND OTHER INVESTMENTS - NET            7,080      6,891         7,117

CURRENT ASSETS:
    Cash and cash equivalents                          19,670         20            20
    Accounts receivable, less reserves of
        $2,433, $1,522 and $1,662, respectively        44,648     34,258        13,793
    Accrued unbilled revenues                          45,121     26,573         6,405
    Materials and supplies - at average cost            3,827      3,878         3,890
    Liquefied petroleum gas - at average cost             876        947           883
    Gas in underground storage - at last-in,
        first-out cost                                 51,392     60,401        59,394
    Prepayments and other                               1,457      1,439           151
                                                      166,991    127,516        84,536

DEFERRED CHARGES:
    Unamortized debt discount and expense               6,930      6,968         6,922
    Environmental costs                                     -      9,585             -
    Other                                               9,355      8,117         9,526
                                                       16,285     24,670        16,448

                                                     $749,320   $696,921      $663,397

                                               INDIANA ENERGY, INC.
                                             AND SUBSIDIARY COMPANIES

                                           CONSOLIDATED BALANCE SHEETS

                                     SHAREHOLDERS' EQUITY AND LIABILITIES
                                             (Thousands - Unaudited)


                                                               December 31     September 30
                                                             1995       1994       1995
CAPITALIZATION:
    Common stock (no par value) - authorized 64,000,000
        shares - issued and outstanding 22,531,405,
        22,556,942 and 22,561,605 shares, respectively    $145,236   $145,777    $145,872
    Less unearned compensation - restricted stock grants       731      1,141         824
                                                           144,505    144,636     145,048
    Retained earnings                                      148,587    131,656     135,667
        Total common shareholders' equity                  293,092    276,292     280,715
    Long-term debt                                         196,100    155,730     176,296
                                                           489,192    432,022     457,011

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                                      267        213         267
    Notes payable                                           27,000     47,350       6,025
    Accounts payable                                        69,363     29,225      48,071
    Refundable gas costs                                     8,008     30,794       4,883
    Customer deposits and advance payments                  16,976     21,923      20,870
    Accrued taxes                                           18,190     21,671       7,668
    Accrued interest                                         4,899      4,553       2,834
    Other current liabilities                               20,149     21,396      21,664
                                                           164,852    177,125     112,282

DEFERRED CREDITS:
    Deferred income taxes                                   65,798     60,690      65,096
    Unamortized investment tax credit                       11,871     12,801      12,103
    Regulatory income tax liability                          3,797      4,787       3,797
    Other                                                   13,810      9,496      13,108
                                                            95,276     87,774      94,104

COMMITMENTS AND CONTINGENCIES (See Note 9)                       -          -           -

                                                          $749,320   $696,921    $663,397

                                             INDIANA ENERGY, INC.
                                          AND SUBSIDIARY COMPANIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                       (Thousands except per share data)
                                                  (Unaudited)


                                               Three Months             Twelve Months
                                             Ended December 31        Ended December 31
                                               1995        1994         1995        1994
UTILITY OPERATING REVENUES                 $ 154,309   $ 113,062    $ 445,057   $ 436,467
COST OF GAS                                   89,197      62,511      245,181     250,253
MARGIN                                        65,112      50,551      199,876     186,214

UTILITY OPERATING EXPENSES:
    Other operation and maintenance           18,690      18,168       76,130      80,617
    Depreciation and amortization              8,118       7,649       31,734      29,914
    Income taxes                              11,405       6,511       24,110      16,980
    Taxes other than income taxes              4,245       3,630       13,653      15,161
                                              42,458      35,958      145,627     142,672

UTILITY OPERATING INCOME                      22,654      14,593       54,249      43,542

INTEREST EXPENSE                               3,992       3,994       15,528      15,791

OTHER                                           (266)       (180)      (1,537)     (2,468)
                                               3,726       3,814       13,991      13,323

UTILITY INCOME                                18,928      10,779       40,258      30,219

NONUTILITY INCOME (LOSS)                         165          95          917        (104)

NET INCOME                                 $  19,093   $  10,874    $  41,175   $  30,115

AVERAGE COMMON SHARES OUTSTANDING             22,540      22,557       22,556      22,557

EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK                           $    0.85   $    0.48    $    1.83   $    1.34


                                                     INDIANA ENERGY, INC.
                                                   AND SUBSIDIARY COMPANIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Thousands - Unaudited)


                                                                     Three Months            Twelve Months
                                                                    Ended December 31      Ended December 31
                                                                     1995       1994        1995       1994
CASH FLOWS FROM (REQUIRED FOR) OPERATING
 ACTIVITIES:
   Net income                                                     $ 19,093   $ 10,874    $ 41,175   $ 30,115

   Adjustments to reconcile net income to cash
       provided from operating activities -
           Depreciation and amortization                             8,173      7,704      31,954     30,137
           Deferred income taxes                                       701        802       3,893      3,432
           Investment tax credit                                      (232)      (232)       (930)      (930)
           Undistributed earnings of unconsolidated affiliates         (24)        15        (276)      (114)
                                                                     8,618      8,289      34,641     32,525
   Changes in assets and liabilities -
           Receivables - net                                       (69,571)   (37,389)    (28,938)    27,812
           Inventories                                               8,072      4,130       9,131     (7,255)
           Accounts payable, customer deposits,
              advance payments and other current liabilities        15,883     21,335      33,944      2,661
           Accrued taxes and interest                               12,587      3,085      (3,135)   (14,766)
           Refundable/recoverable gas costs                          3,125       (801)    (22,786)    31,410
           Prepayments                                              (1,250)    (1,161)         11        180
           Other - net                                               1,281        472      14,876      3,639
               Total adjustments                                   (21,255)    (2,040)     37,744     76,206
                   Net cash flow from (required for) operations     (2,162)     8,834      78,919    106,321

CASH FLOWS FROM (REQUIRED FOR) FINANCING
 ACTIVITIES:
        Issuance of common stock - net                                   -          -           -        (95)
        Repurchase of common stock                                    (636)         -        (636)         -
        Sale of long-term debt                                      20,017          -      40,829      2,128
        Reduction in long-term debt                                   (213)    (3,036)       (405)   (21,086)
        Net change in short-term borrowings                         20,975     13,000     (20,350)    (6,700)
        Dividends on common stock                                   (6,173)    (5,948)    (24,244)   (23,319)

            Net cash flow from (required for) financing activities  33,970      4,016      (4,806)   (49,072)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                           (12,195)   (12,864)    (54,274)   (55,543)
    Net change in nonutility plant and other investments                37         14        (189)    (1,970)
            Net cash flow required for investing activities        (12,158)   (12,850)    (54,463)   (57,513)

NET INCREASE (DECREASE) IN CASH                                     19,650          -      19,650       (264)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                              20         20          20        284
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 19,670   $     20    $ 19,670   $     20

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


2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash Flows, Indiana Energy considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                          Three Months Ended     Twelve Months Ended
                             December 31             December 31
    Thousands                 1995       1994        1995      1994
    Interest (net of
      amount capitalized)  $ 1,691    $ 2,098     $14,031   $15,588
    Income taxes           $     -    $ 2,963     $23,244   $26,263

3.  Revenues.
    To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

4.  Gas in Underground Storage.
    Based on the cost of purchased gas during December 1995, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at December 31, 1995, by approximately $7,855,000.

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

    The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

                               Three Months Ended   Twelve Months Ended
                                  December 31           December 31
    Thousands                   1995        1994      1995         1994
    AFUDC-Borrowed Funds        $ 84        $ 63      $236         $187
    AFUDC-Equity Funds            69          51       194          152
    Total AFUDC Capitalized     $153        $114      $430         $339

7.  Long-Term Debt.
    During December 1995, Indiana Gas issued $20 million in aggregate principal amount of its Medium-Term Notes, Series E (Notes) as follows: $5 million of 6.69% Notes due June 10, 2013, $5 million of 6.69% Notes due December 21, 2015, and $10 million of 6.69% Notes due December 29, 2015. The net proceeds from the sale of the Notes will be used to finance the refunding of long-term debt.

8.  Common Stock.
    On July 28, 1995, Indiana Energy's board of directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. The repurchases will be made over time in open-market transactions. As of December 31, 1995, Indiana Energy had repurchased 30,200 shares with an associated cost of $636,000.

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

    Indiana Gas has also completed the process of identifying PRPs for each site. PRPs include two financially viable utilities, PSI Energy, Inc.
    (PSI) and Northern Indiana Public Service Company
    (NIPSCO). PSI has been identified as a PRP at 19 of the sites. Indiana Gas is presently in negotiations with PSI to determine PSI's share of responsibility. With the help of outside counsel, Indiana Gas has prepared estimates of PSI's and other PRP's share of environmental liabilities which may exist at each of the sites based on equitable principles derived from case law or applied by parties in achieving settlements. NIPSCO has been identified as an additional PRP at five of these 19 sites. On September 27, 1995, Indiana Gas reached an agreement with NIPSCO which provides for a coordination of efforts and a sharing of investigation and clean-up costs incurred and to be incurred at the five sites in which they both have an interest. The cost sharing estimates of PSI and other PRPs, and the NIPSCO agreement, have been utilized by Indiana Gas to record a receivable from PRPs for their share of the liability for work performed by Indiana Gas to date, as well as to accrue Indiana Gas' proportionate share of the estimated cost related to work not yet performed.
    The receivable from PRPs of $3.5 million is reflected in Accounts Receivable on the Consolidated Balance Sheet at December 31, 1995.

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

    Indiana Gas has recorded $11.3 million for its share of environmental costs to date. As a result of its pursuit of recovery of costs from PRPs and insurance carriers, Indiana Gas has secured settlements from insurers of approximately $12.4 million. Amounts recovered in excess of its share of costs to date have been deferred. The May 3, 1995, order of the IURC has had no immediate impact on Indiana Gas' earnings since settlements with insurers exceed Indiana Gas' share of environmental liability recorded to date.

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

    Net income and earnings per average share of common stock for the three- and twelve-month periods ended
December 31, 1995, when compared to the same periods one year ago are listed below. The sharp increase in earnings for the three-month period is attributable to weather that was 46 percent colder than last year. Significantly higher earnings for the twelve-month period are the result of weather 7 percent colder than last year and additional customers, as well as reductions in operation and maintenance expenses which reflect management's ongoing efforts to control costs.

Periods Ended December 31         1995                    1994
(Millions except per         Net       Earnings     Net        Earnings
share data)                  Income    Per Share    Income     Per Share
   Three Months              $19.1       $ .85       $10.9      $ .48
   Twelve Months             $41.2       $1.83       $30.1      $1.34

    The following discussion of operating results relates primarily to the combined operations of Indiana Gas.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended December 31, 1995, increased $14.6 million compared to the same period last year. The increase was primarily due to weather that was 46 percent colder than last year and 9 percent colder than normal.

    Margin for the twelve-month period ended December 31, 1995, increased $13.7 million compared to the same period last year. The increase for the twelve-month period reflects weather 7 percent colder than the same period last year and 1 percent warmer than normal, as well as additional residential and commercial customers.

    Total system throughput (combined sales and transportation) increased 29 percent (9.0 MMDth) and 7 percent (7.3 MMDth) for the three- and twelve-month periods, respectively, compared to the same periods one year ago. These increases are a result of higher residential and commercial space heating sales caused by colder weather, as well as an increase in industrial throughput.

    Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased increased to $2.71 for the three-month period ended December 31, 1995, compared to $2.68 for the same period one year ago.
For the twelve-month period, cost of gas per unit decreased to $2.55 in the current period compared to $2.78 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses remained approximately the same for the three-month period ended
December 31, 1995, when compared to the same period one year ago. Operation and maintenance expenses for the twelve-month period decreased $4.5 million primarily due to lower expenses for labor, outside services, office supplies and advertising. Operation and maintenance expenses for both current periods reflect management's ongoing efforts to control costs.

    Depreciation and amortization expense increased for the three- and twelve-month periods ended December 31, 1995, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes increased for the three- and twelve-month periods ended December 31, 1995, when compared to the same periods one year ago due to higher taxable utility income.

    Taxes other than income taxes increased for the three-month period ended December 31, 1995, when compared to the same period one year ago due to higher gross receipts tax expense. Taxes other than income taxes decreased for the twelve-month period due to lower gross receipts tax expense.

                   Interest Expense
    Interest expense remained approximately the same for the three-month period ended December 31, 1995, when compared to the same period one year ago. Interest expense decreased for the twelve-month period due to a decrease in average debt outstanding and a decrease in interest rates.



Other Operating Matters

                Gas Management Alliance
     On January 31, 1996, Indiana Energy and Citizens
Gas and Coke Utility (Citizens Gas) signed a letter of intent to form a jointly-owned partnership for natural gas supply and related marketing services. The new entity will provide complete gas supply and related marketing services for Indiana Gas and Citizens Gas starting sometime this spring subject to the execution of a definitive agreement. In addition, the joint entity will offer gas supply and related marketing services to other businesses in Indiana and other markets. The new entity will assume the responsibilities of Indiana Energy Services, Inc.,
Indiana Energy's gas marketing affiliate, which had provided similar services to other customers and as of January 1, 1996, to Indiana Gas.

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

                 Environmental Matters
     Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers. On May 3, 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. The order is being appealed. The IURC order has had no immediate impact on Indiana Gas' earnings since settlements with insurers of $12.4 million exceed Indiana Gas' share of environmental liability recorded to date. For further information regarding the status of investigation and remediation of the sites, PRPs, financial reporting and ratemaking, see Note 9.

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


Liquidity and Capital Resources

    New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. For the twelve months ended December 31, 1995, Indiana Gas' capital expenditures totaled $54.3 million. Of this amount, 93 percent was provided by funds generated internally (utility income less dividends plus charges to utility income not requiring funds). Capital expenditures for fiscal 1996 are estimated at $58.8 million of which $12.2 million have been expended during the three-month period ended December 31, 1995.

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

    On April 5, 1995, Indiana Gas filed with the Securities and Exchange Commission (SEC) a prospectus supplement for the offering of its Medium-Term Notes, Series E (Notes) with an aggregate principal amount of up to $55 million.
The Notes were registered under the existing shelf registration statement filed November 20, 1992, with the SEC with respect to the issuance of up to $90 million in aggregate principal amount of debt securities ($35 million was previously withdrawn from this shelf as a result of the December 9, 1992, issuance of 6 5/8%, Series D Notes).
Indiana Gas plans to issue the Notes from time to time through 1997. The Notes, when issued, will be due not less than 9 months and not more than 40 years from the date of issue, and will bear interest at a fixed or variable rate as negotiated between the purchaser and Indiana Gas. The net proceeds from the sale of the Notes will be used to finance, in part, the refunding of long-term debt, Indiana
Gas' continuing construction program and for other corporate purposes. During June 1995, $20 million in aggregate principal amount of the Notes were issued as follows: $5 million of the 7.15% Notes due March 15, 2015,
$5 million of 6.31% Notes due June 10, 2025, and $10 million of 6.53% Notes due June 27, 2025. During December
1995, an additional $20 million in aggregate principal amount of the Notes were issued as follows: $5 million of 6.69% Notes due June 10, 2013, $5 million of 6.69% Notes due December 21, 2015, and $10 million of 6.69% Notes due
December 29, 2015.

    On July 28, 1995, Indiana Energy's board of directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. The repurchases will be made over time in open-market transactions. As of December 31, 1995, Indiana Energy had repurchased 30,200 shares with an associated cost of $636,000.

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

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits
           27    Financial Data Schedule, filed herewith.

       (b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 1995.


                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDIANA ENERGY, INC.
                                    Registrant




Dated February 12, 1996          /s/Niel C. Ellerbrook
                                 Niel C. Ellerbrook
                                 Vice President and Treasurer
                                 and Chief Financial Officer



Dated February 12, 1996          /s/Jerome A. Benkert
                                 Jerome A. Benkert
                                 Controller