Form 10-Q
period 1996-03-31
INDIANA ENERGY INC
filed 1996-05-15
CIK 780859

May 15, 1996



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

     We are transmitting herewith Indiana Energy, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
March 31, 1996, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

                              Very truly yours,



                              Kathleen S. Morris
KSM:rs

Enclosures



          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value     22,523,702      April 30, 1996
   Class                          Number of shares        Date

                   TABLE OF CONTENTS

                                                        Page
                                                       Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at March 31, 1996, and 1995
      and September 30, 1995

    Consolidated Statements of Income
      Three Months Ended March 31, 1996 and 1995,
       Six Months Ended March 31, 1996 and 1995, and Twelve Months Ended March 31, 1996 and 1995

    Consolidated Statements of Cash Flows
      Six Months Ended March 31, 1996 and 1995, and Twelve Months Ended March 31, 1996 and 1995

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

Part II - Other Information

    Item 1 - Legal Proceedings
    Item 4 - Submission of Matters to a Vote of Security
             Holders

    Item 6 - Exhibits and Reports on Form 8-K



                                     INDIANA ENERGY, INC.
                                   AND SUBSIDIARY COMPANIES

                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS
                                    (Thousands - Unaudited)



                                                           March 31        September 30
                                                        1996       1995          1995
UTILITY PLANT:
    Original cost                                    $896,411   $846,963      $872,287
    Less - Accumulated depreciation and amortization  334,684    304,077       316,991
                                                      561,727    542,886       555,296

NONUTILITY PLANT - NET                                  8,837      6,728         7,117

CURRENT ASSETS:
    Cash and cash equivalents                          36,694         20            20
    Accounts receivable, less reserves of
        $2,990, $1,511 and $1,662, respectively        67,940     42,724        13,793
    Accrued unbilled revenues                          33,300     14,460         6,405
    Materials and supplies - at average cost            4,178      3,952         3,890
    Liquefied petroleum gas - at average cost             527        887           883
    Gas in underground storage - at last-in,
        first-out cost                                 10,997     33,727        59,394
    Prepayments and other                                 982      1,088           151
                                                      154,618     96,858        84,536

DEFERRED CHARGES:
    Unamortized debt discount and expense               6,898      6,838         6,922
    Other                                               9,799     10,109         9,526
                                                       16,697     16,947        16,448

                                                     $741,879   $663,419      $663,397



                                             INDIANA ENERGY, INC.
                                           AND SUBSIDIARY COMPANIES

                                          CONSOLIDATED BALANCE SHEETS

                                      SHAREHOLDERS' EQUITY AND LIABILITIES
                                              (Thousands - Unaudited)


                                                                  March 31      September 30
                                                              1996       1995        1995
CAPITALIZATION:
    Common stock (no par value) - authorized 64,000,000
        shares - issued and outstanding 22,531,102,
        22,561,605 and 22,561,605 shares, respectively     $145,231   $145,872    $145,872
    Less unearned compensation - restricted stock grants        723      1,066         824
                                                            144,508    144,806     145,048
    Retained earnings                                       168,646    147,783     135,667
        Total common shareholders' equity                   313,154    292,589     280,715
    Long-term debt                                          197,118    155,584     176,296
                                                            510,272    448,173     457,011

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                                       267        213         267
    Notes payable                                             3,800     15,900       6,025
    Accounts payable                                         68,404     25,287      48,071
    Refundable gas costs                                      3,563     25,484       4,883
    Customer deposits and advance payments                    3,638      8,349      20,870
    Accrued taxes                                            25,643     23,647       7,668
    Accrued interest                                          2,910      2,807       2,834
    Other current liabilities                                27,773     23,325      21,664
                                                            135,998    125,012     112,282

DEFERRED CREDITS:
    Deferred income taxes                                    65,787     61,491      65,096
    Unamortized investment tax credit                        11,639     12,569      12,103
    Regulatory income tax liability                           3,797      4,787       3,797
    Other                                                    14,386     11,387      13,108
                                                             95,609     90,234      94,104

COMMITMENTS AND CONTINGENCIES (see Notes 9 & 11)                  -          -           -

                                                           $741,879   $663,419    $663,397



                                          INDIANA ENERGY, INC.
                                        AND SUBSIDIARY COMPANIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                    (Thousands except per share data)
                                              (Unaudited)


                                               Three Months              Six Months
                                              Ended March 31          Ended March 31
                                             1996        1995         1996        1995
UTILITY OPERATING REVENUES               $ 222,553   $ 150,468    $ 376,862   $ 263,530
COST OF GAS                                144,017      82,549      233,214     145,060
MARGIN                                      78,536      67,919      143,648     118,470

UTILITY OPERATING EXPENSES:
    Other operation and maintenance         23,018      19,282       41,708      37,450
    Depreciation and amortization            8,230       7,744       16,348      15,393
    Income taxes                            14,593      12,693       25,998      19,204
    Taxes other than income taxes            5,415       3,533        9,660       7,163
                                            51,256      43,252       93,714      79,210

UTILITY OPERATING INCOME                    27,280      24,667       49,934      39,260

INTEREST                                     4,088       3,829        8,080       7,823
OTHER                                         (638)       (323)        (904)       (503)

                                             3,450       3,506        7,176       7,320

UTILITY INCOME                              23,830      21,161       42,758      31,940

NONUTILITY INCOME                            2,404         915        2,569       1,010

NET INCOME                               $  26,234   $  22,076    $  45,327   $  32,950

AVERAGE COMMON SHARES OUTSTANDING           22,535      22,561       22,537      22,559

EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK                         $    1.16   $    0.98    $    2.01   $    1.46


                                          INDIANA ENERGY, INC.
                                        AND SUBSIDIARY COMPANIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                    (Thousands except per share data)
                                              (Unaudited)


                                                                       Twelve Months
                                                                       Ended March 31
                                                                      1996        1995
UTILITY OPERATING REVENUES                                        $ 517,142   $ 391,263
COST OF GAS                                                         306,649     210,563
MARGIN                                                              210,493     180,700

UTILITY OPERATING EXPENSES:
    Other operation and maintenance                                  79,866      76,655
    Depreciation and amortization                                    32,220      30,300
    Income taxes                                                     26,010      16,553
    Taxes other than income taxes                                    15,535      13,613
                                                                    153,631     137,121

UTILITY OPERATING INCOME                                             56,862      43,579

INTEREST                                                             15,787      15,577
OTHER                                                                (1,852)     (1,638)
                                                                     13,935      13,939

UTILITY INCOME                                                       42,927      29,640

NONUTILITY INCOME                                                     2,406         879

NET INCOME                                                        $  45,333   $  30,519

AVERAGE COMMON SHARES OUTSTANDING                                    22,549      22,558

EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK                                                  $    2.01   $    1.35



                                                       INDIANA ENERGY, INC.
                                                    AND SUBSIDIARY COMPANIES

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Thousands - Unaudited)


                                                                        Six Months            Twelve Months
                                                                       Ended March 31         Ended March 31
                                                                       1996       1995        1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 45,327   $ 32,950    $ 45,333   $ 30,519

   Adjustments to reconcile net income to cash
       provided from operating activities -
           Depreciation and amortization                              16,459     15,504      32,440     30,521
           Deferred income taxes                                         691      1,604       3,081      3,591
           Investment tax credit                                        (465)      (465)       (930)      (930)
           Undistributed earnings of unconsolidated affiliates           (58)       (69)       (226)      (179)
                                                                      16,627     16,574      34,365     33,003
   Changes in assets and liabilities -
           Receivables - net                                         (81,042)   (33,742)    (44,056)    28,091
           Inventories                                                48,465     30,790      22,864    (12,406)
           Accounts payable, customer deposits,
              advance payments and other current liabilities           9,210      5,752      42,854     (4,922)
           Accrued taxes and interest                                 18,051      3,315       2,099    (18,083)
           Refundable/recoverable gas costs                           (1,320)    (6,111)    (21,921)       391
           Prepayments                                                  (854)      (829)         75        (21)
           Other - net                                                 2,051     10,702       5,416     13,405
               Total adjustments                                      11,188     26,451      41,696     39,458
                   Net cash flows from operations                     56,515     59,401      87,029     69,977

CASH FLOWS FROM (REQUIRED FOR) FINANCING
 ACTIVITIES:
        Repurchase of common stock                                      (760)         -        (760)         -
        Sale of long-term debt                                        21,035          -      41,847      2,128
        Reduction in long-term debt                                     (213)    (3,182)       (259)   (21,232)
        Net change in short-term borrowings                           (2,225)   (18,450)    (12,100)    12,100
        Dividends on common stock                                    (12,348)   (11,897)    (24,470)   (23,553)

           Net cash flows from (required for) financing activities     5,489    (33,529)      4,258    (30,557)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                             (23,610)   (26,049)    (52,504)   (55,640)
    Net change in nonutility plant and other investments              (1,720)       177      (2,109)       349

           Net cash flows required for investing activities          (25,330)   (25,872)    (54,613)   (55,291)

NET INCREASE (DECREASE) IN CASH                                       36,674          -      36,674    (15,871)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                                20         20          20     15,891
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 36,694   $     20    $ 36,694   $     20



Notes to Consolidated Financial Statements

1.  Financial Statements.
    The consolidated financial statements include the accounts of Indiana Energy, Inc.'s (Indiana Energy) wholly- and majority-owned subsidiaries. The consolidated financial statements separate the regulated utility operations, principally Indiana Gas Company, Inc. (Indiana Gas), from nonutility operations. The nonutility operations include IGC Energy, Inc. (IGC Energy), Energy Realty, Inc. (Energy Realty) and Indiana Energy Services, Inc. (IES), indirect wholly-owned subsidiaries of Indiana Energy.

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


2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash Flows, Indiana Energy considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                              Six Months Ended   Twelve Months Ended
                                  March 31            March 31
    Thousands                1996         1995     1996       1995
    Interest (net of
      amount capitalized)  $ 7,679     $ 7,529   $14,588    $15,031
    Income taxes           $12,312     $12,676   $25,842    $25,476

3.  Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.
4.  Gas in Underground Storage.
    Based on the cost of purchased gas during March 1996, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at March 31, 1996, by approximately $1,932,000.

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

    The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

                            Three Months Ended   Six Months Ended   Twelve Months Ended
                               March 31             March 31           March 31
    Thousands                 1996       1995    1996      1995      1996        1995
    AFUDC-Borrowed Funds      $ 71        $45    $155      $108      $262       $ 219
    AFUDC-Equity Funds          58         37     127        88       215         178
    Total AFUDC Capitalized   $129        $82    $282      $196      $477        $397

7.  Long-Term Debt.
    During December 1995, Indiana Gas issued $20 million in aggregate principal amount of its Medium-Term Notes, Series E (Notes) as follows: $5 million of 6.69% Notes due June 10, 2013, $5 million of 6.69% Notes due
    December 21, 2015, and $10 million of 6.69% Notes due
    December 29, 2015. The net proceeds from the sale of the Notes will be used to finance the refunding of Indiana Gas' 9 3/8% Series M First Mortgage Bonds in
    July 1996.

8.  Common Stock.
    On July 28, 1995, Indiana Energy's board of directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. The repurchases will be made over time in open-market transactions. As of March 31, 1996, Indiana Energy had repurchased 35,400 shares with an associated cost of $760,000.

    On July 25, 1986, the board of directors of Indiana Energy declared a dividend distribution of one common share purchase right for each outstanding share of common stock of Indiana Energy. The distribution was made to shareholders of record August 11, 1986. In addition, one right has been and will be distributed for each share issued following August 11, 1986. On April 26, 1996, the board of directors of Indiana Energy authorized the amendment and restatement of the shareholder rights agreement relating to the common share purchase rights. If and when the rights become exercisable, each right will entitle the registered holder to purchase from Indiana Energy one share of common stock at a price of $60 per share, subject to certain adjustments described in the rights agreement. The rights become exercisable only when a person or group acquires beneficial ownership of 15 percent or more of Indiana Energy's common stock, or becomes the beneficial owner of an amount of Indiana Energy's common stock (but not less than 10%) which the board of directors determines to be substantial and which ownership the board of directors determines is intended or may be reasonably anticipated, in general, to cause Indiana Energy to take actions determined by the board of directors to be not in Indiana Energy's best long-term interests or when any person or group announces a tender or exchange offer for 15 percent or more of Indiana Energy's common stock.

    In the event that (1) Indiana Energy is acquired in a merger or other business combination transaction and Indiana Energy is not the surviving corporation, or (2) any person consolidates or merges with Indiana Energy and all or part of Indiana Energy common shares are exchanged for securities, cash or property of any other person, or (3) 50 percent or more of Indiana Energy's consolidated assets or earning power are sold, each holder of a right will have the right to receive, upon exercise at the then current exercise price of the right, that number of shares of common stock of the acquiring company having a market value of two times the exercise price of the right. In the event that a person
    (1) acquires 15 percent or more of the outstanding common stock or (2) is declared an adverse person (i.e., a person who becomes the owner of at least 10 percent of Indiana Energy's common stock, whose share ownership is determined by the board of directors to be directed towards causing Indiana Energy to take actions determined by the board of directors not to be in Indiana Energy's long term best interests) by the board of directors of Indiana Energy, each holder of a right, other than rights beneficially owned by the acquiring person (which will thereafter be void), will have the right to receive upon exercise that number of common shares having a market value of two times the exercise price of the right.

    At any time after a person becomes an acquiring person, and prior to the acquisition by such acquiring person of 50 percent or more of the outstanding common shares, the board of directors of Indiana Energy may exchange the rights (other than rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one common share per right (subject to adjustment).

    Under the terms and conditions provided in the rights agreement, Indiana Energy may redeem the rights in whole, but not in part, at a price of $.01 per right at any time prior to the time a person or group of affiliated or associated persons becomes an acquiring person as defined by the rights agreement. As amended and restated, the rights agreement will be executed and filed with the Securities and Exchange Commission in the latter part of May 1996, and will remain in effect for an extended term of ten years.

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

    Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Removal activities have been conducted at two sites and a remedial investigation/feasibility study (RI/FS) is nearing completion at one of the sites under an agreed order between Indiana Gas and the Indiana
    Department of Environmental Management. Indiana Gas and others are assessing, on a site-by-site basis, whether any of the remaining 24 sites require remediation, to what extent it is required and the estimated cost. Preliminary assessments (PAs) have been completed on all but one of the sites. Site investigations (SIs) have been completed at 20 sites and supplemental site investigations (SSIs) have been conducted at 15 sites. Based upon the site work completed to date, Indiana Gas believes that a level of contamination that may require some level of remedial activity may be present at a number of the 24 sites. Indiana Gas is currently conducting groundwater monitoring at many of the sites. Indiana Gas has not begun an RI/FS at additional sites, but expects to conduct further investigation and evaluation in the future.

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

    Indiana Gas has also completed the process of identifying PRPs for each site. PRPs include two financially viable utilities, PSI Energy, Inc.
    (PSI) and Northern Indiana Public Service Company
    (NIPSCO). PSI has been identified as a PRP at 19 of the sites. Indiana Gas has been negotiating with PSI to determine PSI's share of responsibility, although no agreement has been reached between the parties. With the help of outside counsel, Indiana
    Gas has prepared estimates of PSI's and other PRP's share of environmental liabilities which may exist at each of the sites based on equitable principles derived from case law or applied by parties in achieving settlements. NIPSCO has been identified as an additional PRP at five of these 19 sites. On
    September 27, 1995, Indiana Gas reached an agreement with NIPSCO which provides for a coordination of efforts and a sharing of investigation and clean-up costs incurred and to be incurred at the five sites in which they both have an interest. The cost sharing estimates of PSI and other PRPs, and the NIPSCO agreement, have been utilized by Indiana Gas to record a receivable from PRPs for their share of the liability for work performed by Indiana Gas to date, as well as to accrue Indiana Gas' proportionate share of the estimated cost related to work not yet performed.
    The receivable from PRPs of $3.5 million is reflected in Accounts Receivable on the Consolidated Balance Sheet at March 31, 1996.

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs
    Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with past gas manufacturing activities. On May 3, 1995, the IURC concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of utility service and, therefore, are not recoverable as operating expenses from utility customers. The decision was contrary to rulings in other states where utility regulatory commissions have issued orders on the subject. The precedent cited by the IURC was a ruling related to a cancelled nuclear power plant which, unlike manufactured gas plants, never provided service to the public. Management believes applying the nuclear power plant decision to Indiana Gas' case was an incorrect application of the law and has appealed the decision to the Indiana Court of Appeals. The initial briefs for the appeal were filed on April 23, 1996, with briefing scheduled to conclude on June 25, 1996. The Commission did indicate that during Indiana Gas' next rate case it would be appropriate to quantify the effect of the investigation and clean-up activities as part of the business risk to be considered by the Commission in establishing the overall rate of return to be allowed.

    Indiana Gas has recorded $12.4 million for its share of environmental costs to date. As a result of its pursuit of recovery of costs from PRPs and insurance carriers, Indiana Gas has secured settlements from insurers of approximately $13.4 million. Amounts recovered in excess of its share of costs to date have been deferred. The May 3, 1995, order of the IURC has had no immediate impact on Indiana Gas' earnings since settlements with insurers exceed Indiana Gas' share of environmental liability recorded to date.

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

10. Regulatory Assets and Liabilities.
    Indiana Gas is subject to the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). Regulatory assets represent probable future revenue to Indiana Gas associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of March 31 (in thousands) relate to the following:


                                                      1996     1995
   Regulatory Assets:
    Postretirement Benefits Other Than Pensions     $ 7,182   $ 7,126
    Unamortized Debt Discount and Expense             6,783     6,708
    Deferred Acquisition Costs                          730       751
    Rate Case Costs                                     187       446
                                                    $14,882   $15,031
   Regulatory Liabilities:
    Gas Costs Due to Customers, Net                 $ 3,563   $25,484
    Amounts Due to Customers - Income Taxes, Net      3,797     4,787
    Pension Costs                                     1,348       585
                                                    $ 8,708   $30,856

    It is Indiana Gas' policy to continually assess the recoverability of costs recognized as regulatory assets and the ability to continue to account for its activities in accordance with SFAS 71, based on the criteria set forth in SFAS 71. Based on current regulation, Indiana Gas believes that its use of regulatory accounting is appropriate. If all or part of Indiana Gas' operations cease to meet the criteria of SFAS 71, a write-off of related regulatory assets and liabilities would be required. In addition, Indiana Gas would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

11. Nonutility Income.
    Nonutility income includes the earnings of Indiana Energy Services, Inc. (IES), Indiana Energy's gas marketing affiliate. IES provided natural gas and services to other gas utilities and customers in Indiana and surrounding states, and from January 1, 1996, to March 31, 1996, to Indiana Gas. System supply gas was provided to Indiana Gas with the commodity priced at market index. IES' contribution to nonutility income for the three-, six- and twelve-month periods as compared to the same periods one year ago are listed below.

                      Three Months Ended   Six Months Ended   Twelve Months Ended
   (Thousands)        3/31/96   3/31/95    3/31/96  3/31/95   3/31/96     3/31/95
   Nonutility Income:
    IES                $2,521    $   50     $2,684   $   63    $2,710     $   63
    Other-net            (117)      865       (115)     947      (304)       816
                       $2,404    $  915     $2,569   $1,010    $2,406     $  879


    On March 15, 1996, IGC Energy, Inc., an indirect wholly-owned subsidiary of Indiana Energy, and Citizens By-Products Coal Company, a wholly-owned subsidiary of Citizens Gas and Coke Utility (Citizens Gas), formed a jointly- and equally-owned limited liability corporation to provide natural gas supply and related marketing services. The new entity, Proliance Energy, LLC (Proliance), assumed the business of IES effective April 1, 1996.

    Three proceedings which may affect the formation, operation or earnings of Proliance are currently pending before the IURC. The first proceeding was initiated by a small group of Indiana Gas' and Citizens Gas' large-volume customers who contend that the formation and operation of Proliance should be subject to IURC oversight. The second proceeding involves the quarterly gas cost adjustment applications of Indiana Gas and Citizens Gas wherein those utilities are proposing to recover the costs they will incur from their service relationship with Proliance. That consolidated proceeding will consider whether the recovery of those costs is consistent with the Indiana law on gas cost adjustments. The third proceeding was initiated by a national gas marketing company and competitor of Indiana Gas, Citizens Gas and Proliance. That proceeding involves a request for a rulemaking to have the IURC establish standards of conduct governing the relationship between natural gas local distribution companies and their marketing affiliates, and does not specifically challenge any aspect of the formation or operation of Proliance.

    Management expects that these proceedings, to the extent that they move forward, will be conducted over the remainder of calendar year 1996. As a result of these proceedings, the operations and earnings of Indiana Energy's marketing affiliates and the ability of Indiana Gas to recover all costs incurred in connection with its outside service relationships with these affiliates are subject to regulatory review.

12. Reclassifications.
    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.


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

    Net income and earnings per average share of common stock for the three-, six- and twelve-month periods ended
March 31, 1996, when compared to the same periods one year ago are listed below. The increases in earnings for all periods reflect significantly colder weather than last year, offset somewhat by higher operation and maintenance expenses.

Periods Ended March 31        1996                 1995
(Millions except per     Net      Earnings    Net      Earnings
share data)              Income   Per Share   Income   Per Share
   Three Months          $26.2      $1.16     $22.1      $ .98
   Six Months            $45.3      $2.01     $33.0      $1.46
   Twelve Months         $45.3      $2.01     $30.5      $1.35

    The following discussion of operating results relates primarily to the operations of Indiana Gas.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended March 31, 1996, increased
$10.6 million compared to the same period last year. The increase was primarily due to weather 15 percent colder than the same period last year and 5 percent colder than normal.

    Margin for the six-month period ended March 31, 1996, increased $25.2 million compared to the same period last year. The increase reflects weather 26 percent colder than the same period last year and 7 percent colder than normal.

    Margin for the twelve-month period ended March 31, 1996, increased $29.8 million compared to the same period last year. The increase reflects weather 23 percent colder than the same period last year and 7 percent colder than normal.

    Additional residential and commercial customers, as well as rate recovery (beginning May 1995) of postretirement benefit costs recognized in accordance with Statement of Financial Accounting Standards No. 106,
Employers' Accounting for Postretirement Benefits Other
Than Pensions (SFAS 106) also contributed to the margin increases for all periods reported.

    Total system throughput (combined sales and transportation) increased 16 percent (7.0 MMDth) for the second quarter of fiscal 1996, 21 percent (15.9 MMDth) for the six-month period and 16 percent (17.5 MMDth) for the twelve-month period ended March 31, 1996, compared to the same periods last year. The increases for all periods are due primarily to increases in residential and commercial space heating sales caused by colder weather.

    Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased increased to $3.56 for the three-month period ended March 31, 1996, compared to $2.70 for the same period one year ago. For the six-month period, cost of gas per unit increased to $3.14 in the current period compared to $2.69 for the same period last year. For the twelve-month period, cost of gas per unit increased to $2.83 in the current period compared to $2.62 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses increased $3.7
million for the second quarter of fiscal 1996, $4.3 million for the six-month period and $3.2 million for the twelve-month period ended March 31, 1996, when compared to the same periods one year ago. The increases are primarily attributable to higher performance-based compensation, the recognition (beginning May 1995) of postretirement benefit costs in accordance with SFAS 106, as well as the intense cost control measures in place during the prior periods due to very warm weather.

    Depreciation and amortization expense increased for the three-, six- and twelve-month periods ended March 31, 1996, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes increased for the three-, six- and twelve-month periods ended March 31, 1996, when compared to the same periods one year ago due to higher taxable utility income.

    Taxes other than income taxes increased for the three-, six- and twelve-month periods ended March 31, 1996, when compared to the same periods one year ago due primarily to higher gross receipts tax expense resulting from increased revenue, and higher property tax expense.

                   Interest Expense
    Interest expense increased for the three- and six-month periods ended March 31, 1996, when compared to the same periods one year ago due to an increase in average debt outstanding slightly offset by a decrease in interest rates. Interest expense remained approximately the same for the twelve-month period when compared to the same period one year ago.

                   Nonutility Income
    Nonutility income increased for the three-, six- and twelve-month periods ended March 31, 1996, when compared to the same periods one year ago. The increases reflect higher earnings from Indiana Energy Services, Inc.(IES),
Indiana Energy's gas marketing affiliate. IES' contribution to nonutility income increased $2.5 million for the three-month period, $2.6 million for the six-month period and $2.6 million for the twelve-month period, when compared to the same periods last year. IES has provided natural gas and services to other gas utilities and customers in Indiana and surrounding states, and from January 1, 1996, to March 31, 1996, to Indiana Gas.
System supply gas was provided to Indiana Gas with the commodity priced at market index. Proliance Energy, LLC has assumed the business of IES (see Proliance Energy, LLC below).

Other Operating Matters

                 Proliance Energy, LLC
     On March 15, 1996, IGC Energy, Inc., an indirect wholly-owned subsidiary of Indiana Energy, and Citizens
By-Products Coal Company, a wholly-owned subsidiary of Citizens Gas and Coke Utility (Citizens Gas), formed a jointly- and equally-owned limited liability corporation to provide natural gas supply and related marketing services. The new entity, Proliance Energy, LLC (Proliance), began providing services to Indiana
Gas and Citizens Gas effective April 1, 1996.
Proliance will also market its products and services to other gas utilities and customers in Indiana and surrounding states. Proliance has assumed the business of IES.

     Three proceedings which may affect the formation, operation or earnings of Proliance are currently pending before the IURC. The first proceeding was initiated by a small group of Indiana Gas' and Citizens
Gas' large-volume customers who contend that the formation and operation of Proliance should be subject to IURC oversight. The second proceeding involves the quarterly gas cost adjustment applications of Indiana
Gas and Citizens Gas wherein those utilities are proposing to recover the costs they will incur from their service relationship with Proliance. That consolidated proceeding will consider whether the recovery of those costs is consistent with the Indiana law on gas cost adjustments. The third proceeding was initiated by a national gas marketing company and competitor of Indiana Gas, Citizens Gas and Proliance.
That proceeding involves a request for a rulemaking to have the IURC establish standards of conduct governing the relationship between natural gas local distribution companies and their marketing affiliates, and does not specifically challenge any aspect of the formation or operation of Proliance.

     Management expects that these proceedings, to the extent that they move forward, will be conducted over the remainder of calendar year 1996. As a result of these proceedings, the operations and earnings of Indiana Energy's marketing affiliates and the ability of Indiana Gas to recover all costs incurred in connection with its outside service relationships with these affiliates are subject to regulatory review.

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

                 Environmental Matters
     Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers. On May 3, 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. The order is being appealed. The IURC order has had no immediate impact on Indiana Gas' earnings since settlements with insurers of $13.4 million exceed Indiana Gas' share of environmental liability recorded to date. For further information regarding the status of investigation and remediation of the sites, PRPs, recovery from insurers, financial reporting and ratemaking, see Note 9.

              Indiana Legislative Matters
     On April 26, 1995, the Indiana General Assembly enacted legislation which provides new flexibility to the IURC for future regulation of Indiana utilities and modifies the application of the earnings test.

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


Liquidity and Capital Resources

    New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. For the twelve months ended March 31, 1996, Indiana Gas' capital expenditures totaled $52.5 million.
Of this amount, 100 percent was provided by funds generated internally (utility income less dividends plus charges to utility income not requiring funds). Capital expenditures for fiscal 1996 were estimated at $58.8 million of which $23.6 million have been expended during the six-month period ended March 31, 1996.

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

    On April 5, 1995, Indiana Gas filed with the Securities and Exchange Commission (SEC) a prospectus supplement for the offering of its Medium-Term Notes, Series E (Notes) with an aggregate principal amount of up to $55 million.
The Notes were registered under the existing shelf registration statement filed November 20, 1992, with the SEC with respect to the issuance of up to $90 million in aggregate principal amount of debt securities ($35 million was previously withdrawn from this shelf as a result of the December 9, 1992, issuance of 6 5/8%, Series D Notes).
Indiana Gas plans to issue the Notes from time to time through 1997. The Notes, when issued, will be due not less than 9 months and not more than 40 years from the date of issue, and will bear interest at a fixed or variable rate as negotiated between the purchaser and Indiana Gas. The net proceeds from the sale of the Notes will be used to finance, in part, the refunding of long-term debt, Indiana
Gas' continuing construction program and for other corporate purposes. During June 1995, $20 million in aggregate principal amount of the Notes were issued as follows: $5 million of the 7.15% Notes due March 15, 2015,
$5 million of 6.31% Notes due June 10, 2025, and $10 million of 6.53% Notes due June 27, 2025. During December
1995, an additional $20 million in aggregate principal amount of the Notes were issued as follows: $5 million of 6.69% Notes due June 10, 2013, $5 million of 6.69% Notes due December 21, 2015, and $10 million of 6.69% Notes due
December 29, 2015. The net proceeds from the December issuances will be used to finance the refunding of Indiana
Gas' 9 3/8% Series M First Mortgage Bonds in July 1996.

    On July 28, 1995, Indiana Energy's board of directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. The repurchases will be made over time in open-market transactions. As of March 31, 1996, Indiana Energy had repurchased 35,400 shares with an associated cost of $760,000.

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

Item 4.    Submission of Matters to a Vote of Security
           Holders

   At the annual meeting of shareholders of Indiana
Energy, Inc. on January 26, 1996, (the "Annual
Meeting"), the shareholders elected the following directors by the vote specified opposite each director's name:

                                                                    Broker
Director                Votes For   Votes Withheld   Abstentions   Non-Vote
Gerald L. Bepko        19,206,834      191,708            -           -
Lawrence A. Ferger     19,210,126      188,416            -           -
Anton H. George        19,168,336      230,206            -           -
James C. Shook         19,228,477      170,065            -           -

   The terms of the other eight board members, Paul T.
Baker, Niel C. Ellerbrook, Loren K. Evans, Otto N.
Frenzel III, Don E. Marsh, Fred A. Poole, Richard P.
Rechter and Jean L. Wojtowicz will expire in January
1997 or January 1998.

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits
           10-A  Gas Sales and Management Services
                 Agreement between Indiana Gas Company,
                 Inc. and Indiana Energy Services,
                 Inc., effective January 1, 1996.
                 Incorporated by reference to Exhibit 10-A to the Quarterly Report on Form 10-Q of Indiana Gas Company, Inc. for the quarterly period ended March 31, 1996.

           10-B  Fundamental Operating Agreement of
                 Proliance Energy, LLC between IGC
                 Energy, Inc. and Citizens By-Products Coal
                 Company, effective March 15, 1996, filed herewith.

           10-C  Formation Agreement among Indiana
                 Energy, Inc., Indiana Gas Company, Inc.,
                 IGC Energy, Inc., Indiana Energy Services,
                 Inc., Citizens Gas & Coke Utility, Citizens
                 By-Products Coal Company, Citizens Energy
                 Services Corporation, and Proliance Energy,
                 LLC, effective March 15, 1996, filed
                 herewith.

           10-D  Gas Sales and Portfolio Administration
                 Agreement between Indiana Gas Company,
                 Inc. and Proliance Energy, LLC,
                 effective March 15, 1996, for services to begin April 1, 1996. Incorporated by reference to Exhibit 10-C to the Quarterly Report on Form 10-Q of Indiana Gas Company, Inc. for the quarterly period ended
                 March 31, 1996.

           27    Financial Data Schedule, filed herewith.

       (b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 1996.


                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDIANA ENERGY, INC.
                                    Registrant




Dated May 15, 1996               /s/Niel C. Ellerbrook
                                 Niel C. Ellerbrook
                                 Vice President and Treasurer
                                 and Chief Financial Officer



Dated May 15, 1996               /s/Jerome A. Benkert
                                 Jerome A. Benkert
                                 Controller