Form 10-Q
period 1996-06-30
INDIANA ENERGY INC
filed 1996-08-13
CIK 780859

August 13, 1996



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

     We are transmitting herewith Indiana Energy, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
June 30, 1996, pursuant to the requirements of
Section 13 of the Securities Exchange Act of 1934.

                              Very truly yours,


                              /s/Kathleen S. Morris
                              Kathleen S. Morris
KSM:rs

Enclosures (8)



          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value     22,474,402     July 31, 1996
            Class                 Number of shares      Date

                   TABLE OF CONTENTS

                                                           Page
                                                         Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at June 30, 1996, and 1995
      and September 30, 1995

    Consolidated Statements of Income
      Three Months Ended June 30, 1996 and 1995,
       Nine Months Ended June 30, 1996 and 1995, and Twelve Months Ended June 30, 1996 and 1995

    Consolidated Statements of Cash Flows
      Nine Months Ended June 30, 1996 `and 1995, and Twelve Months Ended June 30, 1996 and 1995

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K



                                      INDIANA ENERGY, INC.
                                    AND SUBSIDIARY COMPANIES

                                   CONSOLIDATED BALANCE SHEETS

                                             ASSETS
                                    (Thousands - Unaudited)

                                                            June 30        September 30
                                                        1996       1995          1995
UTILITY PLANT:
    Original cost                                    $904,479   $858,570      $872,287
    Less - Accumulated depreciation and amortization  339,651    311,445       316,991
                                                      564,828    547,125       555,296

NONUTILITY PLANT AND OTHER INVESTMENTS - NET           10,372      6,609         7,117

CURRENT ASSETS:
    Cash and cash equivalents                          36,249     27,620            20
    Accounts receivable, less reserves of
        $1,511, $1,184 and $1,662, respectively        33,040     16,486        13,793
    Accrued unbilled revenues                           6,929      5,445         6,405
    Materials and supplies - at average cost            4,187      3,956         3,890
    Liquefied petroleum gas - at average cost             509        877           883
    Gas in underground storage - at last-in,
        first-out cost                                 20,029     43,978        59,394
    Prepayments and other                                 508        606           151
                                                      101,451     98,968        84,536

DEFERRED CHARGES:
    Unamortized debt discount and expense               6,824      7,040         6,922
    Other                                               9,386      9,636         9,526
                                                       16,210     16,676        16,448

                                                     $692,861   $669,378      $663,397



                                            INDIANA ENERGY, INC.
                                          AND SUBSIDIARY COMPANIES

                                         CONSOLIDATED BALANCE SHEETS

                                      SHAREHOLDERS' EQUITY AND LIABILITIES
                                            (Thousands - Unaudited)


                                                                  June 30       September 30
                                                              1996       1995        1995
CAPITALIZATION:
    Common stock (no par value) - authorized 64,000,000
        shares - issued and outstanding 22,474,402,
        22,561,605, and 22,561,605 shares, respectively    $143,875   $145,872    $145,872
    Less unearned compensation - restricted stock grants        624        945         824
                                                            143,251    144,927     145,048
    Retained earnings                                       165,281    146,059     135,667
        Total common shareholders' equity                   308,532    290,986     280,715
    Long-term debt                                          178,185    175,538     176,296

                                                            486,717    466,524     457,011

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                                    19,217        213         267
    Notes payable                                             3,800      3,800       6,025
    Accounts payable                                         30,768     34,127      48,071
    Refundable gas costs                                      6,522     17,571       4,883
    Customer deposits and advance payments                    3,572     10,512      20,870
    Accrued taxes                                            15,641     19,426       7,668
    Accrued interest                                          5,269      4,495       2,834
    Other current liabilities                                24,564     21,421      21,664
                                                            109,353    111,565     112,282

DEFERRED CREDITS:
    Deferred income taxes                                    66,362     62,097      65,096
    Unamortized investment tax credit                        11,407     12,337      12,103
    Regulatory income tax liability                           3,797      4,787       3,797
    Other                                                    15,225     12,068      13,108
                                                             96,791     91,289      94,104

COMMITMENTS AND CONTINGENCIES (See Notes 9 & 11)                  -          -           -

                                                           $692,861   $669,378    $663,397


                                          INDIANA ENERGY, INC.
                                        AND SUBSIDIARY COMPANIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                    (Thousands except per share data)
                                                (Unaudited)

                                               Three Months             Nine Months
                                               Ended June 30            Ended June 30
                                             1996        1995         1996        1995
UTILITY OPERATING REVENUES               $  91,211   $  83,081    $ 468,073   $ 346,611
COST OF GAS                                 52,464      43,705      285,678     188,765
MARGIN                                      38,747      39,376      182,395     157,846

UTILITY OPERATING EXPENSES:
    Other operation and maintenance         19,986      18,252       61,694      55,702
    Depreciation and amortization            8,391       7,881       24,739      23,274
    Income taxes                             1,063       2,378       27,061      21,582
    Taxes other than income taxes            3,444       3,065       13,104      10,228
                                            32,884      31,576      126,598     110,786

UTILITY OPERATING INCOME                     5,863       7,800       55,797      47,060

INTEREST                                     4,040       3,937       12,120      11,760
OTHER                                         (450)       (464)      (1,354)       (967)
                                             3,590       3,473       10,766      10,793

UTILITY INCOME                               2,273       4,327       45,031      36,267

NONUTILITY INCOME (LOSS)                       529        (103)       3,098         907

NET INCOME                               $   2,802   $   4,224    $  48,129   $  37,174

AVERAGE COMMON SHARES OUTSTANDING           22,501      22,562       22,525      22,560

EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK                         $    0.13   $    0.19    $    2.14   $    1.65



                                          INDIANA ENERGY, INC.
                                          AND SUBSIDIARY COMPANIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                    (Thousands except per share data)
                                                (Unaudited)


                                                                        Twelve Months
                                                                        Ended June 30
                                                                      1996        1995
UTILITY OPERATING REVENUES                                        $ 525,272   $ 396,517
COST OF GAS                                                         315,408     212,800
MARGIN                                                              209,864     183,717

UTILITY OPERATING EXPENSES:
    Other operation and maintenance                                  81,600      75,328
    Depreciation and amortization                                    32,730      30,797
    Income taxes                                                     24,695      18,449
    Taxes other than income taxes                                    15,914      13,315
                                                                    154,939     137,889

UTILITY OPERATING INCOME                                             54,925      45,828

INTEREST                                                             15,890      15,629
OTHER                                                                (1,838)     (1,354)
                                                                     14,052      14,275

UTILITY INCOME                                                       40,873      31,553

NONUTILITY INCOME                                                     3,038         755

NET INCOME                                                        $  43,911   $  32,308

AVERAGE COMMON SHARES OUTSTANDING                                    22,534      22,559

EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK                                                  $    1.95   $    1.43


                                            INDIANA ENERGY, INC.
                                         AND SUBSIDIARY COMPANIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Thousands - Unaudited)


                                                                     Nine Months           Twelve Months
                                                                    Ended June 30          Ended June 30
                                                                   1996       1995        1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $ 48,129   $ 37,174    $ 43,911   $ 32,308

   Adjustments to reconcile net income to cash
       provided from operating activities -
           Depreciation and amortization                          24,904     23,439      32,950     31,017
           Deferred income taxes                                   1,266      2,210       3,050      3,553
           Investment tax credit                                    (697)      (697)       (930)      (930)
           Undistributed earnings of unconsolidated affiliates        79       (160)        156       (246)
                                                                  25,552     24,792      35,226     33,394
   Changes in assets and liabilities -
           Receivables - net                                     (19,771)     1,511     (18,038)    15,388
           Inventories                                            39,442     20,545      24,086     (4,846)
           Accounts payable, customer deposits,
              advance payments and other current liabilities     (31,701)    14,851      (7,156)    11,406
           Accrued taxes and interest                             10,408        782      (3,011)   (13,872)
           Refundable/recoverable gas costs                        1,639    (14,024)    (11,049)   (15,024)
           Prepayments                                              (383)      (353)         70        117
           Other - net                                             3,918     12,225       5,606     14,372
               Total adjustments                                  29,104     60,329      25,734     40,935
                   Net cash flow from operations                  77,233     97,503      69,645     73,243

CASH FLOWS REQUIRED FOR FINANCING
    ACTIVITIES:
        Repurchase of common stock                                (2,116)         -      (2,116)         -
        Sale of long-term debt                                    21,052     20,000      21,864     20,000
        Reduction in long-term debt                                 (213)    (3,228)       (213)   (21,278)
        Net change in short-term borrowings                       (2,225)   (30,550)          -          -
        Dividends on common stock                                (18,515)   (17,845)    (24,689)   (23,785)

            Net cash flow required for financing activities       (2,017)   (31,623)     (5,154)   (25,063)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                         (35,732)   (38,576)    (52,099)   (54,371)
    Net change in nonutility plant and other investments          (3,255)       296      (3,763)       404

            Net cash flow required for investing activities      (38,987)   (38,280)    (55,862)   (53,967)

NET INCREASE (DECREASE) IN CASH                                   36,229     27,600       8,629     (5,787)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                            20         20      27,620     33,407
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 36,249   $ 27,620    $ 36,249   $ 27,620


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


2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash Flows, Indiana Energy considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                               Nine Months Ended    Twelve Months Ended
                                   June 30               June 30
    Thousands                  1996        1995    1996            1995
    Interest (net of
      amount capitalized)   $ 9,262     $ 9,189    $14,510      $15,096
    Income taxes            $20,756     $16,326    $30,636      $24,326

3.  Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

4.  Gas in Underground Storage.
    Based on the cost of purchased gas during June 1996, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at June 30, 1996, by approximately $5,008,000.

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

    The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

                                Three Months Ended   Nine Months Ended   Twelve Months Ended
                                    June 30               June 30             June 30
    Thousands                   1996          1995   1996         1995   1996           1995
    AFUDC-Borrowed Funds        $ 60          $ 46   $215         $154   $276           $217
    AFUDC-Equity Funds            49            38    176          126    226            177
    Total AFUDC Capitalized     $109          $ 84   $391         $280   $502           $394

7.  Long-Term Debt.
    During December 1995, Indiana Gas issued $20 million in aggregate principal amount of its Medium-Term Notes, Series E (Notes) as follows: $5 million of 6.69% Notes due June 10, 2013, $5 million of 6.69% Notes due
    December 21, 2015, and $10 million of 6.69% Notes due
    December 29, 2015. On July 15, 1996, Indiana Gas used those net proceeds to redeem its remaining first mortgage bonds, $19 million of 9 3/8% Series M First
    Mortgage Bonds.

8.  Common Stock.
    On July 28, 1995, Indiana Energy's board of directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. The repurchases will be made over time in open-market transactions. Indiana Energy began repurchasing shares in October 1995, and as of June 30, 1996, has repurchased 92,100 shares with an associated cost of $2,116,000.

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

    Under the terms and conditions provided in the rights agreement, Indiana Energy may redeem the rights in whole, but not in part, at a price of $.01 per right at any time prior to the time a person or group of affiliated or associated persons becomes an acquiring person as defined by the rights agreement. The rights agreement, as amended and restated as of May 31, 1996, was filed with the Securities and Exchange Commission on June 17, 1996, and will remain in effect for an extended term of ten years.

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

    Indiana Gas has also completed the process of identifying PRPs for each site. PRPs include two financially viable utilities, PSI Energy, Inc.
    (PSI) and Northern Indiana Public Service Company
    (NIPSCO). PSI has been identified as a PRP at 19 of the sites. Indiana Gas has been negotiating with PSI to determine PSI's share of responsibility, although no agreement has been reached between the parties. With the help of outside counsel, Indiana
    Gas has prepared estimates of PSI's and other PRP's share of environmental liabilities which may exist at each of the sites based on equitable principles derived from case law or applied by parties in achieving settlements. NIPSCO has been identified as an additional PRP at five of these 19 sites. On
    September 27, 1995, Indiana Gas reached an agreement with NIPSCO which provides for a coordination of efforts and a sharing of investigation and clean-up costs incurred and to be incurred at the five sites in which they both have an interest. The cost sharing estimates of PSI and other PRPs, and the NIPSCO agreement, have been utilized by Indiana Gas to record a receivable from PRPs for their share of the liability for work performed by Indiana Gas to date, as well as to accrue Indiana Gas' proportionate share of the estimated cost related to work not yet performed.
    The receivable from PRPs of $3.5 million is reflected in Accounts Receivable on the Consolidated Balance Sheet at June 30, 1996.

    In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs
    Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with past gas manufacturing activities. On May 3, 1995, the IURC concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of utility service and, therefore, are not recoverable as operating expenses from utility customers. The decision was contrary to rulings in other states where utility regulatory commissions have issued orders on the subject. The precedent cited by the IURC was a ruling related to a cancelled nuclear power plant which, unlike manufactured gas plants, never provided service to the public. Management believes applying the nuclear power plant decision to Indiana Gas' case was an incorrect application of the law and has appealed the decision to the Indiana Court of Appeals. The briefing in the appeal has been concluded, and the case is now before the Court of Appeals awaiting a decision. The Commission did indicate that during Indiana Gas' next rate case it would be appropriate to quantify the effect of the investigation and clean-up activities as part of the business risk to be considered by the Commission in establishing the overall rate of return to be allowed.

    Indiana Gas has recorded $13.0 million for its share of environmental costs to date. As a result of its pursuit of recovery of costs from PRPs and insurance carriers, Indiana Gas has secured settlements from insurers of approximately $13.5 million. Amounts recovered in excess of its share of costs to date have been deferred. The May 3, 1995, order of the IURC has had no immediate impact on Indiana Gas' earnings since settlements with insurers exceed Indiana Gas' share of environmental liability recorded to date.

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

10. Regulatory Assets and Liabilities.
    Indiana Gas is subject to the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). Regulatory assets represent probable future revenue to Indiana Gas associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of June 30 (in thousands) relate to the following:


                                                        1996     1995
     Regulatory Assets:
      Postretirement  Benefits Other Than Pensions    $ 6,732  $ 7,444
      Unamortized Debt Discount and Expense             6,712    6,915
      Deferred Acquisition Costs                          725      746
      Rate Case Costs                                     109      443
                                                      $14,278  $15,548
     Regulatory Liabilities:
      Gas Costs Due to Customers, Net                 $ 6,522  $17,571
      Amounts Due to Customers - Income Taxes, Net      3,797    4,787
      Pension Costs                                     1,348      585
                                                      $11,667  $22,943

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

11. Nonutility Income.
    Nonutility income includes the earnings of Indiana Energy Services, Inc. (IES) and ProLiance Energy, LLC (ProLiance), Indiana Energy's gas marketing affiliates. Prior to March 31, 1996, IES provided natural gas and related services to other gas utilities and customers in Indiana and surrounding states, and from January 1, 1996, to March 31, 1996, to Indiana Gas. On March 15, 1996, IGC Energy, Inc., an indirect wholly-owned subsidiary of Indiana Energy, and Citizens By-Products Coal Company, a wholly-owned subsidiary of Citizens Gas and Coke Utility (Citizens Gas), formed a jointly- and equally-owned limited liability corporation to provide natural gas supply and related marketing services. The new entity, ProLiance, assumed the business of IES effective April 1, 1996, and now is the supplier of gas and related services to Indiana Gas. System supply gas is provided to Indiana Gas with the commodity priced at market index.

    Indiana Energy's gas marketing affiliates' contribution to nonutility income for the three-, nine- and twelve-month periods as compared to the same periods one year ago are listed below.

                               Three Months      Nine Months      Twelve Months
                             Ended  June 30     Ended June 30     Ended June 30
(Thousands)                  1996     1995      1996    1995     1996     1995
 Nonutility Income:
  Gas marketing affiliates,
     net of reserve           $ 84    $   3    $2,768    $ 66   $2,792     $ 66
  Other-net                    445     (106)      330     841      246      689
                              $529    $(103)   $3,098    $907   $3,038     $755

    Two proceedings which may affect the formation, operation or earnings of ProLiance are currently pending before the IURC. The first proceeding was initiated by a small group of Indiana Gas' and Citizens Gas' large-volume customers who contend that the gas service contracts between ProLiance and Indiana Gas and Citizens Gas should be disapproved by the IURC or, alternatively, that the IURC should regulate the operations of ProLiance. The second proceeding involves the quarterly gas cost adjustment applications of Indiana Gas and Citizens Gas wherein these utilities are proposing to recover the costs they will incur from their gas supply and related agreements with ProLiance. That consolidated proceeding will consider whether the recovery of those costs is consistent with Indiana law on gas cost adjustments. As of June 30, 1996, the two proceedings were each set for a final hearing to occur in October 1996.

    Another proceeding was initiated by a national gas marketing company and competitor of Indiana Gas, Citizens Gas and ProLiance. That proceeding involved a request for a rulemaking to have the IURC establish standards of conduct governing the relationship between natural gas local distribution companies and their marketing affiliates, and did not specifically challenge any aspect of the formation or operation of ProLiance. However, on July 18, 1996, that rulemaking petition was dismissed by the IURC.

    As a result of the two on-going proceedings, the operations and earnings of Indiana Energy's marketing affiliates and the ability of Indiana Gas to recover all costs incurred in connection with its outside service relationships with these affiliates are subject to regulatory review. Consequently, $1.8 million of Indiana Energy's marketing affiliates' net income has been reserved until the outcome of these proceedings can be determined.

12. Affiliate Transactions.
    ProLiance began providing natural gas supply and related services to Indiana Gas effective April 1, 1996.
    Indiana Gas' purchases from ProLiance for the three months ended June 30, 1996, totalled $60.8 million. Amounts owed by Indiana Gas to ProLiance were $16.7 million at June 30, 1996, and are included in Accounts Payable on the Consolidated Balance Sheet.

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

    Net income and earnings per average share of common stock for the three-, nine- and twelve-month periods ended
June 30, 1996, when compared to the same periods one year ago, are listed below. The decrease in earnings for the three-month period is primarily attributable to higher operation and maintenance expenses, as well as lower margin. The increases in earnings for the nine- and twelve-month periods reflect significantly colder weather than last year, offset somewhat by higher operation and maintenance expenses.

Periods Ended June 30          1996                 1995
(Millions except per     Net      Earnings     Net      Earnings
share data)              Income   Per Share    Income   Per Share
   Three Months          $ 2.8     $ .13       $ 4.2     $ .19
   Nine Months           $48.1     $2.14       $37.2     $1.65
   Twelve Months         $43.9     $1.95       $32.3     $1.43

    The following discussion of operating results relates primarily to the operations of Indiana Gas.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended June 30, 1996, decreased
$.6 million compared to the same period last year. While the current quarter's margin increased due to cooler weather, the prior year's margin was higher due to the recovery of gas costs which had been recognized as expenses in earlier periods.

    Margin for the nine-month period ended June 30, 1996, increased $24.5 million compared to the same period last year. The increase reflects weather 25 percent colder than the same period last year and 8 percent colder than normal.

    Margin for the twelve-month period ended June 30, 1996, increased $26.1 million compared to the same period last year. The increase reflects weather 26 percent colder than the same period last year and 8 percent colder than normal.

    Additional residential and commercial customers, as well as rate recovery (beginning May 1995) of postretirement benefit costs recognized in accordance with Statement of Financial Accounting Standards No. 106,
Employers' Accounting for Postretirement Benefits Other
Than Pensions (SFAS 106) also increased margins for all periods reported.

    Total system throughput (combined sales and transportation) increased 8 percent (1.7 MMDth) for the third quarter of fiscal 1996, 19 percent (17.6 MMDth) for the nine-month period and 17 percent (18.6 MMDth) for the twelve-month period ended June 30, 1996, compared to the same periods last year. The increases for all periods are due primarily to increases in residential and commercial space heating sales caused by colder weather.

    Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased increased to $3.31 for the three-month period ended June 30, 1996, compared to $2.43 for the same period one year ago. For the nine-month period, cost of gas per unit increased to $3.18 in the current period compared to $2.61 for the same period last year. For the twelve-month period, cost of gas per unit increased to $3.00 in the current period compared to $2.58 for the same period last year. The increases are due primarily to higher commodity costs associated with increased demand for gas during the colder winter this fiscal year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses increased $1.7 million for the third quarter of fiscal 1996, $6.0 million for the nine-month period and $6.3 million for the twelve-month period ended June 30, 1996, when compared to the same periods one year ago. The increases are primarily attributable to higher performance-based compensation, the recognition (beginning May 1995) of postretirement benefit costs in accordance with SFAS 106, as well as the intense cost control measures in place during the prior periods due to very warm weather.

    Depreciation and amortization expense increased for the three-, nine- and twelve-month periods ended June 30, 1996, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes decreased for the three-month period ended June 30, 1996, when compared to the same period one year ago due to lower taxable utility income. The increases for the nine- and twelve-month periods reflect higher taxable utility income during those periods.

    Taxes other than income taxes increased for the three-
, nine- and twelve-month periods ended June 30, 1996, when compared to the same periods one year ago due primarily to higher gross receipts tax expense resulting from increased revenue, and higher property tax expense.

                   Interest Expense
    Interest expense increased for the three-, nine- and twelve-month periods ended June 30, 1996, when compared to the same periods one year ago due to an increase in average debt outstanding slightly offset by a decrease in interest rates.

                   Nonutility Income
    Nonutility income increased for the three-, nine- and twelve-month periods ended June 30, 1996, when compared to the same periods one year ago. The increases for the nine- and twelve-month periods primarily reflect higher earnings from Indiana Energy Services, Inc.(IES) and ProLiance
Energy, LLC (ProLiance), Indiana Energy's gas marketing affiliates. The gas marketing affiliates' contribution to nonutility income increased $2.7 million for the nine- and twelve-month periods when compared to the same periods last year. Prior to March 31, 1996, IES provided natural gas and related services to other gas utilities and customers in Indiana and surrounding states, and from January 1, 1996, to March 31, 1996, to Indiana Gas.
ProLiance assumed the business of IES effective April 1, 1996, and now is the supplier of gas and related services to Indiana Gas (see ProLiance Energy, LLC below). System supply gas is provided to Indiana Gas with the commodity priced at market index.

Other Operating Matters

                 ProLiance Energy, LLC
     On March 15, 1996, IGC Energy, Inc., an indirect wholly-owned subsidiary of Indiana Energy, and Citizens
By-Products Coal Company, a wholly-owned subsidiary of Citizens Gas and Coke Utility (Citizens Gas), formed a jointly- and equally-owned limited liability corporation to provide natural gas supply and related services. The new entity, ProLiance Energy, LLC
(ProLiance), began providing services to Indiana Gas and Citizens Gas effective April 1, 1996. ProLiance will also market its products and services to other gas utilities and customers in Indiana and surrounding states. ProLiance has assumed the business of IES.

     Two proceedings which may affect the formation, operation or earnings of ProLiance are currently pending before the IURC. The first proceeding was initiated by a small group of Indiana Gas' and Citizens
Gas' large-volume customers who contend that the gas service contracts between ProLiance and Indiana Gas and Citizens Gas should be disapproved by the IURC or, alternatively, that the IURC should regulate the operations of ProLiance. The second proceeding involves the quarterly gas cost adjustment applications of Indiana Gas and Citizens Gas wherein these utilities are proposing to recover the costs they will incur from their gas supply and related agreements with ProLiance.
That consolidated proceeding will consider whether the recovery of those costs is consistent with Indiana law on gas cost adjustments. As of June 30, 1996, the two proceedings were each set for a final hearing to occur in October 1996.

     Another proceeding was initiated by a national gas marketing company and competitor of Indiana Gas, Citizens Gas and ProLiance. That proceeding involved a request for a rulemaking to have the IURC establish standards of conduct governing the relationship between natural gas local distribution companies and their marketing affiliates, and did not specifically challenge any aspect of the formation or operation of ProLiance. However, on July 18, 1996, that rulemaking petition was dismissed by the IURC.

     As a result of the two on-going proceedings, the operations and earnings of Indiana Energy's marketing affiliates and the ability of Indiana Gas to recover all costs incurred in connection with its outside service relationships with these affiliates are subject to regulatory review. Consequently, $1.8 million of Indiana Energy's marketing affiliates' net income has been reserved until the outcome of these proceedings can be determined.

               1996 Settlement Agreement
     As provided in the previous year's settlement agreement among Indiana Gas, the Office of Utility
Consumer Counselor (OUCC) and a group of large-volume users, the OUCC performed an investigation during fiscal 1995 to consider an increase to Indiana Gas' authorized utility operating income. These parties then entered a series of negotiations designed to increase
Indiana Gas' opportunity to earn on its recent capital investments while avoiding the necessity of a general rate filing. As a result of these negotiations, the IURC approved on November 9, 1995, a settlement agreement which provided, among other things, for the following: (1) an increase in Indiana Gas' authorized utility operating income (weather normalized) from $51.1 million to $54.2 million beginning in fiscal
1996; (2) with certain specified exceptions, Indiana
Gas may not file a petition to increase its base rates until November 15,1996; and (3) an agreement to a number of operational and other service enhancements for large-volume customers.

                 Environmental Matters
     Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers. On May 3, 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. The order is being appealed. The IURC order has had no immediate impact on Indiana Gas' earnings since settlements with insurers of $13.5 million exceed Indiana Gas' share of environmental liability recorded to date of $13.0 million. For further information regarding the status of investigation and remediation of the sites, PRPs, recovery from insurers, financial reporting and ratemaking, see Note 9.

              Indiana Legislative Matters
     On April 26, 1995, the Indiana General Assembly enacted legislation which provides new flexibility to the IURC for future regulation of Indiana utilities and modifies the application of the earnings test.

     The new law recognizes that competition is increasing in the provision of energy services and that flexibility in the regulation of energy services providers is essential to the well-being of the state, its economy and its citizens. Under the law, an energy utility can present to the IURC a broad range of proposals from performance-based ratemaking to complete deregulation of a utility's operations. The law gives the IURC the authority to adopt alternative regulatory practices, procedures, and mechanisms and establish rates and charges that are in the public interest, and will enhance or maintain the value of the energy utility's retail energy services or property. It also provides authority for the IURC to establish rates and charges based on market or average prices that use performance-based rewards or penalties, or which are designed to promote efficiency in the rendering of retail energy services.

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


Liquidity and Capital Resources

    New construction to provide service to a growing customer base and normal system maintenance and improvements will continue to require substantial capital expenditures. For the twelve months ended June 30, 1996, Indiana Gas' capital expenditures totaled $52.1 million.
Of this amount, 98 percent was provided by funds generated internally (utility income less dividends plus charges to utility income not requiring funds). Capital expenditures for fiscal 1996 were estimated at $58.8 million of which $35.7 million have been expended during the nine-month period ended June 30, 1996.

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

    During December 1995, Indiana Gas issued $20 million in aggregate principal amount of its Medium-Term Notes, Series
E (Notes) as follows:  $5 million of 6.69% Notes due June
10, 2013, $5 million of 6.69% Notes due December 21, 2015, and $10 million of 6.69% Notes due December 29, 2015.
Indiana Gas plans to issue an additional $15 million of the Notes by the end of fiscal 1997. On July 15, 1996, Indiana
Gas used the net proceeds from the December issuances to redeem its remaining first mortgage bonds, $19 million of 9
3/8% Series M First Mortgage Bonds.

    On July 28, 1995, Indiana Energy's board of directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. The repurchases will be made over time in open-market transactions.
Indiana Energy began repurchasing shares in October 1995, and as of June 30, 1996, has repurchased 92,100 shares with an associated cost of $2,116,000.

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


Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits
           3-A  Code of By-Laws as amended April 26,
                1996, filed herewith.

           4-A  Rights Agreement dated July 30, 1986,
                as amended and restated as of December 8, 1989, and as further amended and restated as of May 31, 1996, between Indiana Energy, Inc., and First Chicago Trust Company of New York, as Rights Agent, including form of Right Certificate. Incorporated by reference to Exhibit 1 to Indiana Energy's Amendment to its Registration Statement on Form 8-A, filed June 17, 1996.

           27   Financial Data Schedule, filed herewith.

       (b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996.


                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDIANA ENERGY, INC.
                                    Registrant




Dated August 13, 1996            /s/Niel C. Ellerbrook
                                    Niel C. Ellerbrook
                                    Vice President and Treasurer
                                    and Chief Financial Officer



Dated August 13, 1996            /s/Jerome A. Benkert
                                    Jerome A. Benkert
                                    Controller