Form 10-K
period 1996-09-30
INDIANA ENERGY INC
filed 1996-12-19
CIK 780859

December 19, 1996



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

     We are transmitting herewith Indiana Energy, Inc.'s Annual Report on Form 10-K for the year ended
September 30, 1996, pursuant to the requirements of Section
13 of the Securities Exchange Act of 1934.

                              Very truly yours,



                              Douglas S. Schmidt
DSS:rs

Enclosure


           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                               FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996

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

   As of November 30, 1996, the aggregate market value of Common
Stock held by nonaffiliates was $481,200,819.

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock-Without par value     22,578,339       November 30, 1996
          Class                  Number of shares          Date

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

           PART III - Definitive Proxy Statement for Annual Meeting of Shareholders to be held on January 22, 1997, electronically filed with the Commission on December 6, 1996, is incorporated by reference into Part III of this report.




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


Part I

Item 1.       Business

   (a) General Development of the Business.

             Indiana Energy, Inc. (Indiana Energy or the company) is a publicly owned holding company with subsidiaries providing natural gas distribution, gas portfolio administration services, natural gas marketing and related services. It was incorporated under the laws of the state of Indiana on October 24, 1985.

             Indiana Gas Company, Inc. (Indiana Gas), the principal subsidiary and business entity of the holding company, is an operating public utility engaged in the business of providing gas utility service in the state of Indiana.

             Indiana Energy has a wholly-owned subsidiary, IEI Investments, Inc., which was formed to group the operations and financing of nonregulated businesses and segregate them from the regulated businesses. IEI Investments has two subsidiaries, IGC Energy, Inc., and Energy Realty, Inc. On December 29, 1992, IGC Energy, Inc. sold its majority interest in EnTrade Corporation to Tenneco Gas. EnTrade was a natural gas marketing and related services company with industrial and utility customers primarily in the eastern and midwestern United States. On November 1, 1994, IGC Energy formed a natural gas marketing subsidiary, Indiana Energy Services, Inc. (IES), which provided natural gas and related services to other gas utilities and customers in Indiana and surrounding states, and from January 1, 1996, to March 31, 1996 to Indiana Gas. On March 15, 1996, IGC Energy and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas and Coke Utility (Citizens Gas), formed a jointly and equally owned limited liability company to provide natural gas supply and related marketing services. The new entity, ProLiance Energy, LLC (ProLiance), assumed the business of IES and began providing services to Indiana Gas and Citizens Gas effective April 1, 1996. The other subsidiary of IEI Investments is Energy Realty, Inc., a real estate company that owns a warehouse facility which is leased to Indiana Gas. Energy Realty also is a limited partner in four affordable housing complexes.

        (c)  Narrative Description of the Business.

             During fiscal 1996, Indiana Gas supplied gas to about 465,000 residential, commercial and industrial customers in 281 communities in 48 of the 92 counties in the state of Indiana. The service area has a population of approximately 2 million and contains diversified manufacturing and agriculture-related enterprises. The principal industries served include automotive parts and accessories, feed, flour and grain processing, metal castings, aluminum products, gypsum products, electrical equipment, metal specialties and glass.

             The largest communities served include Muncie, Anderson, Lafayette-West Lafayette, Bloomington, Terre
        Haute, Marion, New Albany, Columbus, Jeffersonville, New
        Castle and Richmond. Indiana Gas does not serve in Indianapolis, although its general office is located in that city.

             For the fiscal year ended September 30, 1996, residential customers provided 60 percent of revenues, commercial 21 percent and industrial 19 percent. At such date, approximately 99 percent of Indiana Gas' customers used gas for space heating, and space heating revenues from these customers for the fiscal year were 81 percent of total operating revenues. Sales of gas are seasonal and strongly affected by variations in weather conditions. During the fiscal year ended September 30, 1996, Indiana Gas added approximately 10,300 residential and commercial customers.

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

             Gas transported on behalf of end-use customers in fiscal 1996 represented 27 percent (34,165 MDth) of throughput compared to 30 percent (33,312 MDth) in 1995 and 26 percent (30,125 MDth) in 1994. Although revenues are lower, rates for transportation generally provide the same margins as would have been earned had the gas been sold under normal sales tariffs.

             Effective April 1, 1996, Indiana Gas purchases all of its natural gas from ProLiance. Indiana Gas has separate contracts with pipelines for storage of natural gas.

             Prices for gas and related services purchased are determined primarily by market conditions and rates established by the Federal Energy Regulatory Commission. Indiana Gas' rates and charges, terms of service, accounting matters, issuance of securities, and other operational matters are regulated by the Indiana Utility Regulatory Commission (IURC).

             Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
        (GCA) procedures established by Indiana law and administered by the IURC. The IURC has applied the statute authorizing the GCA procedures to reduce rates when necessary so as to limit utility operating income, after adjusting to normal weather, to the level authorized in the last general rate order. The earnings test provides that no refund be paid to the extent a utility has not earned its authorized utility operating income over the previous 60 months (or during the period since the utility's last rate order, if longer). On November 9, 1995, the IURC approved a settlement agreement among Indiana Gas, the Office of the Utility Consumer Counselor and a group of large-volume users which provided for authorized utility operating income (weather normalized) of $54.2 million for Indiana Gas beginning in fiscal 1996.

             Information regarding environmental matters affecting the company is incorporated herein by reference to Item 7, Environmental Matters.

             Indiana Gas had 1,067 full-time employees and 37 part-time employees as of September 30, 1996.

Item 2.        Property

             Indiana Energy owns no properties.

             The properties of Indiana Gas are used for the purchase, production, storage and distribution of gas and are located primarily within the state of Indiana. As of September 30, 1996, such properties included approximately 10,300 miles of distribution mains; 480,673 meters; seven reservoirs currently being used for the underground storage of purchased gas with approximately 107,074 acres of land held under storage easements; 9,937,010 Dth of gas in company-owned underground storage with a daily deliverability of 144,860 Dth; 12,165,382 Dth of gas in contract storage with a daily deliverability of 163,813 Dth; and five liquefied petroleum (propane) air-gas manufacturing plants with a total daily capacity of 36,700 Dth of gas.

             Indiana Gas' capital expenditures during the fiscal year ended September 30, 1996, amounted to $66.4 million.

Item 3.        Legal Proceedings

             See Item 8, Note 9 for litigation matters involving insurance carriers pertaining to Indiana Gas' former manufactured gas plants and storage facilities.

Item 4.        Submission of Matters to a Vote of Security Holders

             No matter was submitted during the fourth quarter of the fiscal year ended September 30, 1996, to a vote of security holders.

Item 4a.       Executive Officers of the Company

         As of September 30, 1996, the following individuals were Executive Officers of the company:

                            Family
                           Relation-       Office or              Date Elected
Name                  Age    ship        Position Held            Or Appointed(1)
Lawrence A. Ferger     62    None     Indiana Energy, Inc.
                                      Chairman, President and
                                      Chief Executive Officer     Jan. 26, 1996
                                      President and Chief
                                      Executive Officer           July 1, 1987
                                      Indiana Gas Company, Inc.
                                      Chairman, President and
                                      Chief Executive Officer     Jan. 26, 1996
                                      President and Chief
                                      Executive Officer           July 1, 1987
                                      IEI Investments, Inc.
                                      President and Chief
                                      Executive Officer           July 1, 1987

Niel C. Ellerbrook     47    None     Indiana Energy, Inc.
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

Paul T. Baker          56    None     Indiana Gas Company, Inc.
                                      Senior Vice President
                                      and Chief Operating
                                      Officer                     Aug. 1, 1991

Anthony E. Ard         55    None     Indiana Gas Company, Inc.
                                      Senior Vice President
                                      of Corporate Affairs        Jan. 9, 1995
                                      Vice President -
                                      Corporate Affairs           Jan. 11, 1993
                                      Vice President and
                                      Secretary                   Sep. 30, 1988

Timothy M. Hewitt      46    None     Indiana Gas Company, Inc.
                                      Vice President of Operations
                                      and Engineering             Jan. 9, 1995
                                      Vice President of Sales
                                      and Field Operations        Jan. 14, 1991


(1) Each of the officers has served continuously since the dates indicated.

Part II

Item 5.        Market for the Registrant's Common Equity and Related
        Stockholder Matters

             The common stock of the company is listed on the New York Stock Exchange. The ranges of high and low sales prices reported in the New York Stock Exchange composite tape and dividends paid on these shares for fiscal 1995 and 1996 are shown in the following table:

         Fiscal Year 1995          High      Low  Dividend
            First Quarter       $21 7/8  $17 1/2  $.26 1/2
            Second Quarter      $20 5/8  $17 3/4  $.26 1/2
            Third Quarter       $20 3/4  $17 5/8  $.26 1/2
            Fourth Quarter      $22      $18 1/2  $.27 1/2

         Fiscal Year 1996          High      Low  Dividend
            First Quarter       $24 1/8  $21      $.27 1/2
            Second Quarter      $26 5/8  $23 1/2  $.27 1/2
            Third Quarter       $29 3/8  $22 7/8  $.27 1/2
            Fourth Quarter      $28 1/8  $23 7/8  $.28 1/2


             Cash dividends on common stock are considered quarterly by the board of directors and historically have been paid on March 1, June 1, September 1 and December 1 of each year. At the end of fiscal 1996, there were 10,246 individual and institutional investors who were shareholders of record.


Item 6.       Selected Financial Data

                         INDIANA ENERGY, INC.
                       AND SUBSIDIARY COMPANIES
                              (Thousands)
Year Ended September 30             1996       1995       1994     1993(3)      1992
Utility operating revenues      $530,594   $403,810   $475,297   $499,278   $411,260
Margin                           210,463    185,315    194,309    185,725    160,333
Utility operating expenses       156,910    139,127    146,466    141,452    122,206
Utility operating income          53,553     46,188     47,843     44,273     38,127
Interest and other                14,923     14,079     13,247     15,739     12,384
Utility income                    38,630     32,109     34,596     28,534     25,743
Nonutility income (loss)           3,571        847       (155)     6,329        (64)
Preferred dividend requirement
  of subsidiary                        -          -          -        285      1,710
Net income                      $ 42,201   $ 32,956   $ 34,441   $ 34,578   $ 23,969


Earnings per average share
  of common stock (1)            $  1.87   $   1.46   $   1.53   $   1.62   $   1.16
Dividends per share of
  common stock (1)               $  1.11   $   1.07   $   1.03   $.99 1/2   $.95 2/3


Common shareholders' equity     $296,322   $280,715   $271,245   $258,647   $212,310
Redeemable preferred
  shareholder's equity                 -          -          -          -     20,000
Long-term debt (2)               178,335    176,563    158,979    184,901    150,311
                                $474,657   $457,278   $430,224   $443,548   $382,621

Total throughput (MDth)          126,742    109,508    116,285    111,354    101,985

Annual heating degree days as
  a percent of normal                108%        87%       102%        99%        90%
Utility customers served -
  average                        465,166    454,817    443,498    433,000    422,997

Total Assets at Year-End        $682,463   $663,397   $656,645   $631,280   $627,719

(1)Adjusted to reflect the three-for-two stock split October 1, 1993.
(2)Includes current maturities, excludes sinking fund requirements.
(3)Reflects the sale by IGC Energy, Inc. of its interest in EnTrade Corporation on December 29, 1992.

Item 7.       Management's Discussion and Analysis of Results of
       Operations and Financial Condition

       Results of Operations

       The majority of Indiana Energy, Inc.'s (the company) consolidated earnings are from the operations of its gas distribution subsidiary, Indiana Gas Company, Inc. Nonutility operations include IGC Energy, Inc., Energy Realty, Inc. and Indiana Energy Services, Inc. (IES), indirect wholly owned subsidiaries of Indiana Energy, as well as the 50-percent interest in ProLiance Energy, LLC (see ProLiance Energy, LLC). Though Indiana Energy will continue to consider nonutility opportunities for investment, its principal business is expected to continue to be gas distribution. The following discussion of operating results relates primarily to the operations of Indiana Gas.

       Earnings
       Net income increased 28 percent ($9.2 million) in fiscal 1996 when compared to fiscal 1995 due to increases in utility and nonutility income. Utility income increased primarily as a result of weather that was 25 percent colder than last year, as well as the addition of new residential and commercial customers. This increase was offset somewhat by higher operation and maintenance expenses. Nonutility income increased as a result of the operations of Indiana Energy's gas marketing affiliates.

       Net income decreased in fiscal 1995 when compared to fiscal 1994 due to weather that was 15 percent warmer than the prior year. This decrease was partially offset by lower operation and maintenance expenses, as well as the addition of new residential and commercial customers.

       Utility income, net income and earnings per average share of common stock for the last three fiscal years are summarized below:

                                                          1996    1995    1994
           Utility income (millions of dollars)         $ 38.6  $ 32.1  $ 34.6
           Net income (millions of dollars)             $ 42.2  $ 33.0  $ 34.4
           Earnings per average share of common stock   $ 1.87  $ 1.46  $ 1.53

       Dividends
       On July 26, 1996, the board of directors of the company increased the quarterly dividend on common stock to 28 1/2 cents per share from 27 1/2 cents per share. This resulted in total dividends paid in 1996 of $1.11 compared to $1.07 in 1995. This is the 24th consecutive year that the company's dividends paid on common stock increased over the previous year.

       Margin (Revenues Less Cost of Gas)
       In 1996, margin increased 14 percent ($25.1 million) when compared to 1995. The increase is primarily attributable to weather that was 25 percent colder than last year and 8 percent colder than normal. Additional residential and commercial customers, as well as rate recovery (beginning May 1995) of postretirement benefit costs recognized in accordance with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS
       106), also contributed to the increase.

       In 1995, margin decreased 5 percent ($9.0 million) when compared to 1994. The decrease reflected weather that was 15 percent warmer than the prior year and 13 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

       In 1996, total system throughput (combined sales and transportation) increased 16 percent (17.2 MMDth) when compared to last year. In 1995, throughput decreased 6 percent (6.8 MMDth) when compared to 1994. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

       Total average cost per dekatherm of gas purchased (average commodity and demand) was $3.14 in 1996, $2.53 in 1995 and $2.89 in 1994. The price swings are due primarily to changing commodity costs associated with the impacts on customer demand during the very warm winter in 1995 and the colder winter this fiscal year.

       Operating Expenses
       Operation and maintenance expenses increased approximately $8.5 million in 1996 when compared to 1995. The increase is primarily attributable to higher performance-based compensation and the recognition (beginning May 1995) of postretirement benefit costs in accordance with SFAS 106. In addition, the increased margin resulting from the very cold weather allowed for the acceleration of certain projects that will help maintain and strengthen the distribution system.

       Operation and maintenance expenses decreased approximately $6.4 million in 1995 when compared to 1994. The decrease was primarily attributable to lower expenses for labor and related benefits, distribution mains and services, advertising and outside services. The declining operation and maintenance expenses reflected management's efforts to control costs in response to very warm weather.

       Depreciation and amortization expense increased in 1996 and 1995 as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

       Federal and state income taxes increased in 1996, while decreasing in 1995, due to changes in taxable utility income.

       Taxes other than income taxes increased in 1996 due to higher property tax expense and higher gross receipts tax expense resulting from increased revenue. Taxes other than income taxes decreased in 1995 due to lower gross receipts tax expense resulting from decreased revenue. Property tax expense for 1995 remained approximately the same as compared to 1994.

       Interest Expense
       Interest expense increased in 1996 due to an increase in average debt outstanding, slightly offset by a decrease in interest rates. Interest expense decreased in 1995 due to a decrease in average debt outstanding, slightly offset by an increase in interest rates.

       Nonutility Income
       Nonutility income increased $2.7 million in 1996 when compared to fiscal 1995 due primarily to higher earnings recognized from Indiana Energy's gas marketing affiliates. Prior to April 1, 1996, IES provided natural gas and related services to other gas utilities and customers in Indiana and surrounding states, and from January 1, 1996, to March 31, 1996, to Indiana Gas. ProLiance assumed the business of IES effective April 1, 1996, and now is the supplier of gas and related services to both Indiana Gas and Citizens Gas (see ProLiance Energy, LLC).

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

       In addition, the IURC has applied the statute authorizing the GCA procedures to reduce rates when necessary so as to limit utility operating income, after adjusting to normal weather, to the level authorized in the last general rate order. The earnings test provides that no refund be paid to the extent a utility has not earned its authorized utility operating income over the previous 60 months (or during the period since the utility's last rate order, if longer). On November 9, 1995, the IURC approved a settlement agreement among Indiana Gas, the Office of Utility Consumer Counselor and a group of large-volume users which provided for authorized utility operating income (weather normalized) of $54.2 million for Indiana Gas beginning in fiscal 1996.

       ProLiance Energy, LLC
       On March 15, 1996, IGC Energy, Inc., an indirect wholly owned subsidiary of Indiana Energy, and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas and Coke Utility (Citizens Gas), formed a jointly and equally owned limited liability company to provide natural gas supply and related marketing services. The new entity, ProLiance Energy, LLC (ProLiance), began providing services to Indiana Gas and Citizens Gas effective April 1, 1996. ProLiance also provides products and services to other gas utilities and customers in Indiana and surrounding states. ProLiance has assumed the business of IES.

       Two proceedings which may affect the formation, operation or earnings of ProLiance are currently pending before the IURC. The first proceeding was initiated by a small group of Indiana Gas' and Citizens Gas' large-volume customers who contend that the gas service contracts between ProLiance and Indiana Gas and Citizens Gas should be disapproved by the IURC or, alternatively, that the IURC should regulate the operations of ProLiance. On September 27, 1996, the IURC issued a partial decision in that proceeding and found that ProLiance is not subject to regulation as a public utility. The IURC did confirm that it will continue to monitor gas costs incurred by Indiana Gas. Hearings on the remaining issues were concluded on October 9, 1996. A decision from the IURC is expected during the first half of calendar 1997.

       The second proceeding involves the quarterly gas cost adjustment applications of Indiana Gas and Citizens Gas wherein these utilities are proposing to recover the costs they have and will incur under their gas supply and related agreements with ProLiance. This proceeding will consider whether the recovery of those costs is consistent with Indiana law governing gas cost recovery. The hearing on the second proceeding has not yet been scheduled.

       As a result of the two on-going proceedings, $1.5 million of Indiana Energy's share of its gas marketing affiliates' net income has been reserved until the outcome of these proceedings can be determined.

       Indiana Legislative Matters
       On April 26, 1995, the Indiana General Assembly enacted legislation which provides new flexibility to the IURC for future regulation of Indiana utilities. The new law recognizes that competition is increasing in the provision of energy services and that flexibility in the regulation of energy services providers is essential to the well-being of the state, its economy and its citizens. Under the law, an energy utility can present to the IURC a broad range of proposals from performance-based ratemaking to complete deregulation of a utility's operations. The law gives the IURC the authority to adopt alternative regulatory practices, procedures and mechanisms and establish rates and charges that are in the public interest, and will enhance or maintain the value of the energy utility's retail energy services or property. It also provides authority for the IURC to establish rates and charges based on market or average prices that use performance-based rewards or penalties, or which are designed to promote efficiency in the rendering of retail energy services.

       Environmental Matters
       Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers.

       On May 3, 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. This order has been appealed.

       On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division, against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Since the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law, it intends to appeal all adverse rulings to the United States Court of Appeals for the Seventh Circuit. However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of September 30, 1996, Indiana Gas has obtained cash settlements from some insurance carriers in an aggregate amount in excess of $13.5 million.

       The Court's rulings will have no immediate impact on earnings since Indiana Gas has previously recorded all costs which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

       For further information regarding the status of investigation and remediation of the sites, PRPs, recovery from insurers, litigation, financial reporting and ratemaking, see Item 8, Note 9.

       Postretirement Benefits Other Than Pensions
       On May 3, 1995, the IURC issued an order authorizing Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). Amounts accrued prior to the order were deferred as allowed by the IURC. While this order is consistent with the IURC's rulings for other utilities within the state of Indiana and with the ratemaking treatment of the majority of regulatory jurisdictions outside of Indiana, the Office of Utility Consumer Counselor is appealing the order. A decision on the appeal by the Indiana Court of Appeals is expected early in calendar 1997.

       New Accounting Standards
       In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Indiana Gas will adopt this standard effective October 1, 1996, and does not expect that the adoption will have a material impact on its financial position or results of operations based on the current regulatory structure in which it operates. This conclusion may change in the future as competitive factors influence pricing in the industry.

       In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Pursuant to this new standard, companies are encouraged, but not required, to adopt a fair value method of accounting for employee stock-based transactions. Indiana Gas does not expect this standard to have a material impact on its financial position or results of operations.

       Liquidity and Capital Resources

       New construction, normal system maintenance and improvements, and information technology investments to provide service to a growing customer base will continue to require substantial capital expenditures. Indiana Gas' goal is to internally fund approximately 75 percent of its capital expenditure program.
       This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa3 by Moody's Investors Service and AA- by Standard & Poor's Corporation.
       Total capital required to fund both capital expenditures and refinancing requirements for 1995 and 1996, along with estimated amounts for 1997 through 1999, are as follows:

           THOUSANDS                      1995       1996      1997      1998      1999
           Capital expenditures       $ 54,900   $ 66,000  $ 70,000  $ 71,000  $ 65,000
           Refinancing requirements
            (including nonutility)       3,200     19,000         -    35,000    10,000
                                      $ 58,100   $ 85,000  $ 70,000  $106,000  $ 75,000

       In 1996, 70 percent of Indiana Gas' capital expenditures was provided by funds generated internally (utility income less dividends plus charges to utility income not requiring funds).
       In 1995, 77 percent of capital expenditures was provided by funds generated internally. External funds required for the 1996 construction program were obtained primarily through short-term borrowings.

       Capitalization objectives for Indiana Gas are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt. Consolidated capitalization ratios are generally expected to be similar to those of Indiana Gas, but may vary from time to time, depending on particular business opportunities. The company's common equity component was 62 percent of total capitalization at September 30, 1996.

       During December 1995, Indiana Gas issued $20 million in aggregate principal amount of its Medium-Term Notes, Series E (Notes) as follows: $5 million of 6.69% Notes due June 10, 2013; $5 million of 6.69% Notes due December 21, 2015; and $10 million of 6.69% Notes due December 29, 2015. Indiana Gas plans to issue an additional $15 million of the Notes by the end of fiscal 1997. On July 15, 1996, Indiana Gas used the net proceeds from the December issuances to redeem its remaining first mortgage bonds, $19 million of 9 3/8% Series M First Mortgage Bonds.

       On July 28, 1995, Indiana Energy's board of directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. The repurchases will be made over time in open-market transactions. Indiana Energy began repurchasing shares in October 1995, and as of September 30, 1996, had repurchased 92,100 shares with an associated cost of $2,116,000.

       Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage and capital expenditures until permanently financed. Short-term borrowings tend to be greatest during the heating season when accounts receivable and unbilled utility revenues are at their highest. Indiana Gas' commercial paper is rated P-1 by Moody's and A-1+ by Standard & Poor's. Recently, bank lines of credit have been the primary source of short-term financing. Long-term financial strength and flexibility require maintaining throughput volumes, controlling costs and, if absolutely necessary, securing timely increases in rates to recover costs and provide a fair and reasonable return to shareholders.

       Forward-Looking Information

       Certain matters discussed in Management's Discussion and Analysis are forward-looking. These forward-looking discussions reflect the company's current best estimates regarding future operations. Since these are only estimates, actual results could be materially different.

       Several factors, some of which are outside of the company's control and cannot be accurately and conclusively predicted, may materially affect estimates of future operations. Such factors include the effect of weather on gas consumption, particularly in the residential market, the effect of general economic conditions on gas consumption, particularly in industrial and commercial markets, the direction and pace of change in state and federal regulation on both the gas and electric industries, and the effects of competition on markets where prices and providers have been regulated.

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

       The integrity and objectivity of the data in this report, including required estimates and judgments, are the responsibility of management. Management maintains a system of internal controls and utilizes an internal auditing program to provide reasonable assurance of compliance with company policies and procedures and the safeguard of assets.

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


       /s/Niel C. Ellerbrook
       Niel C. Ellerbrook
       Vice President and Treasurer
       and Chief Financial Officer

       Report of Independent Public Accountants

       To the Shareholders and Board of Directors of Indiana Energy,
       Inc.:

       We have audited the accompanying consolidated balance sheets and schedules of long-term debt of Indiana Energy, Inc. (an Indiana corporation) and subsidiary companies as of September 30, 1996, and 1995, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Energy, Inc. and subsidiary companies, as of September 30, 1996, and 1995, and the results of their operations and their cash flows for each of the three years in the period ended
       September 30, 1996, in conformity with generally accepted accounting principles.


       /s/Arthur Andersen LLP
       Arthur Andersen LLP
       Indianapolis, Indiana
       October 25, 1996

                                  INDIANA ENERGY, INC.
                               AND SUBSIDIARY COMPANIES

                           CONSOLIDATED STATEMENTS OF INCOME
                          (Thousands except per share amounts)




                                                           Year Ended September 30
                                                        1996         1995         1994
UTILITY OPERATING REVENUES                          $ 530,594    $ 403,810    $ 475,297
COST OF GAS                                           320,131      218,495      280,988
MARGIN                                                210,463      185,315      194,309

UTILITY OPERATING EXPENSES:
    Other operation and maintenance                    84,136       75,608       81,982
    Depreciation and amortization                      33,232       31,265       29,177
    Income taxes                                       23,174       19,216       19,467
    Taxes other than income taxes                      16,368       13,038       15,840
                                                      156,910      139,127      146,466

UTILITY OPERATING INCOME                               53,553       46,188       47,843

INTEREST EXPENSE                                       15,907       15,530       16,037
OTHER                                                    (984)      (1,451)      (2,790)
                                                       14,923       14,079       13,247

UTILITY INCOME                                         38,630       32,109       34,596

NONUTILITY INCOME (LOSS)                                3,571          847         (155)

NET INCOME                                          $  42,201    $  32,956    $  34,441

AVERAGE COMMON SHARES OUTSTANDING                      22,513       22,560       22,554

EARNINGS PER AVERAGE SHARE OF
  COMMON STOCK                                      $    1.87    $    1.46    $    1.53


The accompanying notes are an integral part of these statements.


                                              INDIANA ENERGY, INC.
                                            AND SUBSIDIARY COMPANIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Thousands)


                                                                  Year Ended September 30
                                                                1996        1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 42,201    $ 32,956   $ 34,441

   Adjustments to reconcile net income to cash
     provided from operating activities -
       Depreciation and amortization                          33,441      31,485     29,404
       Deferred income taxes                                     804       3,994      3,273
       Investment tax credit                                    (930)       (930)      (930)
       Undistributed earnings of unconsolidated affiliates        88        (237)       (81)
                                                              33,403      34,312     31,666
       Changes in assets and liabilities -
         Receivables - net                                    (2,558)      3,244      1,478
         Inventories                                          19,966       5,189     (5,093)
         Accounts payable, customer deposits, advance
            payments and other current liabilities           (14,801)     39,396    (17,374)
         Accrued taxes and interest                           (3,744)    (12,637)   (11,782)
         Recoverable/refundable gas costs                     (7,593)    (26,712)    39,048
         Other - net                                           3,845      14,404      6,844

           Total adjustments                                  28,518      57,196     44,787

             Net cash flows from operations                   70,719      90,152     79,228

CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES:
    Issuance of common stock - net                                 -           -        (95)
    Repurchase of common stock                                (2,116)          -          -
    Sale of long-term debt                                    21,068      20,812      2,128
    Reduction in long-term debt                              (19,296)     (3,228)   (28,050)
    Net change in short-term borrowings                       22,011     (28,325)    24,098
    Dividends on common stock                                (24,896)    (24,019)   (23,086)

        Net cash flows required for financing activities      (3,229)    (34,760)   (25,005)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                     (66,381)    (54,943)   (57,138)
    Nonutility investments - net                              (1,109)       (449)    (2,253)

        Net cash flows required for investing activities     (67,490)    (55,392)   (59,391)

NET INCREASE (DECREASE) IN CASH                                    -           -     (5,168)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                        20          20      5,188

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $     20    $     20   $     20



The accompanying notes are an integral part of these statements.


                                  INDIANA ENERGY, INC.
                                AND SUBSIDIARY COMPANIES

                               CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                       (Thousands)


                                                           September 30
                                                         1996       1995
UTILITY PLANT:
    Original cost                                     $931,092   $872,287
    Less - accumulated depreciation and amortization   344,268    316,991
                                                       586,824    555,296


NONUTILITY PLANT AND OTHER INVESTMENTS - NET            10,338      7,117


CURRENT ASSETS:
    Cash and cash equivalents                               20         20
    Accounts receivable, less reserves of
        $1,853 and $1,662 respectively                  14,598     13,793
    Accrued unbilled revenues                            8,158      6,405
    Materials and supplies - at average cost             4,611      3,890
    Liquefied petroleum gas - at average cost              507        883
    Gas in underground storage - at last-in,
        first-out cost                                  39,083     59,394
    Recoverable gas costs                                2,710          -
    Prepayments and other                                   46        151
                                                        69,733     84,536


DEFERRED CHARGES:
    Unamortized debt discount and expense                7,585      6,922
    Other                                                7,983      9,526
                                                        15,568     16,448


                                                      $682,463   $663,397

The accompanying notes are an integral part of these statements.


                                      INDIANA ENERGY, INC.
                                    AND SUBSIDIARY COMPANIES

                                   CONSOLIDATED BALANCE SHEETS

                               SHAREHOLDERS' EQUITY AND LIABILITIES
                                     (Thousands except shares)


                                                                     September 30
                                                                   1996       1995
CAPITALIZATION:
    Common stock (no par value) - authorized 64,000,000
        shares - issued and outstanding 22,474,402 and
        22,561,605 shares, respectively                         $143,875   $145,872
    Less unearned compensation - restricted stock grants             525        824
                                                                 143,350    145,048
    Retained earnings                                            152,972    135,667
        Total common shareholders' equity                        296,322    280,715
    Long-term debt (see schedule)                                178,063    176,296
                                                                 474,385    457,011

CURRENT LIABILITIES:
    Maturities and sinking fund requirements of long-term debt       272        267
    Notes payable                                                 28,036      6,025
    Accounts payable                                              34,192     48,071
    Refundable gas costs                                               -      4,883
    Customer deposits and advance payments                        14,256     20,870
    Accrued taxes                                                  4,206      7,668
    Accrued interest                                               2,552      2,834
    Other current liabilities                                     27,356     21,664
                                                                 110,870    112,282

DEFERRED CREDITS:
    Deferred income taxes                                         66,862     65,096
    Unamortized investment tax credit                             11,173     12,103
    Regulatory income tax liability                                2,835      3,797
    Other                                                         16,338     13,108
                                                                  97,208     94,104

COMMITMENTS AND CONTINGENCIES (see Notes 8, 9 and 10)                  -          -


                                                                $682,463   $663,397




The accompanying notes are an integral part of these statements.




                                                      INDIANA ENERGY, INC.
                                                    AND SUBSIDIARY COMPANIES

                                    CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                                                   (Thousands except shares)



                                                               COMMON STOCK
                                                                              RESTRICTED
                                                                                 STOCK       RETAINED
                                                      SHARES       AMOUNT        GRANTS      EARNINGS     TOTAL
BALANCE AT SEPTEMBER 30, 1993                       22,459,916    $143,476    $     (299)   $115,470    $258,647
  Net income                                                                                  34,441      34,441
  Common stock dividends ($1.03 per share)                                                   (23,086)    (23,086)
  Common stock issuances for Executives' and
      Directors' stock plans net of amortization        97,502       2,301          (963)                  1,338
  Other                                                   (476)                                  (95)        (95)

BALANCE AT SEPTEMBER 30, 1994                       22,556,942     145,777        (1,262)    126,730     271,245
  Net income                                                                                  32,956      32,956
  Common stock dividends ($1.07 per share)                                                   (24,019)    (24,019)
  Common stock issuances for Executives' and
      Directors' stock plans net of amortization         4,663          95           438                     533

BALANCE AT SEPTEMBER 30, 1995                       22,561,605     145,872          (824)    135,667     280,715
  Net income                                                                                  42,201      42,201
  Common stock dividends ($1.11 per share)                                                   (24,896)    (24,896)
  Common stock issuances for Executives' and
      Directors' stock plans net of amortization         4,897         119           299                     418
  Common stock repurchases                             (92,100)     (2,116)                               (2,116)

BALANCE AT SEPTEMBER 30, 1996                       22,474,402    $143,875    $     (525)   $152,972    $296,322



The accompanying notes are an integral part of these statements.


                                 INDIANA ENERGY, INC.
                              AND SUBSIDIARY COMPANIES

                       CONSOLIDATED SCHEDULES OF LONG-TERM DEBT
                                     (Thousands)



                                                                  September 30
                                                               1996           1995
    LONG-TERM DEBT:
    First Mortgage Bonds - Utility
       9 3/8% Series M, called and due July 15, 1996        $      -       $ 18,950

    Unsecured Notes Payable - Utility
       6 5/8% Series D, due December 1, 1997                  35,000         35,000
       8.90%, due July 15, 1999                               10,000         10,000
       6.69% Series E, due June 10, 2013                       5,000              -
       7.15% Series E, due March 15, 2015                      5,000          5,000
       6.69% Series E, due December 21, 2015                   5,000              -
       6.69% Series E, due December 29, 2015                  10,000              -
       9 3/8%, due January 15, 2021                           25,000         25,000
       9 1/8% Series A, due February 15, 2021                 40,000         40,000
       8 1/2% Series B Debentures, due September 15, 2021     24,733         24,743
       6.31% Series E, due June 10, 2025                       5,000          5,000
       6.53% Series E, due June 27, 2025                      10,000         10,000
                                                             174,733        154,743

    Unsecured Notes Payable - Nonutility
       Variable rate term loan, due May 10, 2004               1,845          2,058
       Noninterest bearing note, due August 1, 2005              757            812
       Variable rate note, due January 1, 2007                 1,000              -
                                                               3,602          2,870

                                                             178,335        176,563
    Less - Maturities and sinking fund requirements              272            267

                                                            $178,063       $176,296


    The accompanying notes are an integral part of these statements.

        Notes to Consolidated Financial Statements

        1.  Summary of Significant Accounting Practices

        A.  Consolidation
        The consolidated financial statements include the accounts of Indiana Energy, Inc. (the company) and its wholly and majority-owned subsidiaries, after elimination of intercompany transactions. The consolidated financial statements separate the regulated utility operations, principally Indiana Gas Company, Inc., (Indiana Gas), from nonutility operations. Indiana Gas provides natural gas and transportation services to a diversified base of customers in 281 communities in 48 of Indiana's 92 counties. The nonutility operations include IGC Energy, Inc., Energy Realty, Inc. and Indiana Energy Services, Inc. (IES), indirect wholly owned subsidiaries of Indiana Energy, as well as the 50-percent interest in ProLiance Energy, LLC (see Note 10).

        Investments in limited partnerships and less than majority-owned affiliates are accounted for on the equity method.

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

        D.  Cash Flow Information
        For the purposes of the Consolidated Statements of Cash Flows, the company considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

        THOUSANDS                                1996     1995     1994
        Interest (net of amount capitalized)  $15,584  $14,438  $15,310
        Income taxes                          $30,608  $26,206  $23,880

        E.  Revenues
        To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

        F.  Gas in Underground Storage
        Gas in underground storage as of September 30, 1996, was $39.1 million compared to $59.4 million at September 30, 1995. This decrease, which had no impact on Indiana Gas' results of operations, resulted from a reduction in Indiana Gas' contract storage requirements due to its gas supply arrangements with ProLiance (see Note 10).

        Based on the cost of purchased gas during September 1996, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at September 30, 1996, by approximately $3,414,000.

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

        The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

        THOUSANDS                          1996    1995    1994
        AFUDC - borrowed funds            $ 283   $ 215   $ 355
        AFUDC - equity funds                232     176     290
        Total AFUDC capitalized           $ 515   $ 391   $ 645

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

        2. Regulatory Assets and Liabilities

        Indiana Gas is subject to the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). Regulatory assets represent probable future revenue to Indiana Gas associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheets as of September 30 (in thousands) relate to the following:

        REGULATORY ASSETS                                 1996       1995
        Postretirement benefits other than pensions   $  6,283  $   7,720
        Unamortized debt discount and expense            7,477      6,800
        Gas costs due from customers, net                2,710          -
        Deferred acquisition costs                         719        740
        Rate case costs                                     79        203
                                                      $ 17,268   $ 15,463

        REGULATORY LIABILITIES
        Gas costs due to customers, net               $      -   $  4,883
        Amounts due to customers - income taxes, net     2,835      3,797
        Pension costs                                    2,040      1,348
                                                      $  4,875   $ 10,028

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

        3.  Short-Term Borrowings

        Indiana Gas has board of director approval to borrow up to $100 million under bank lines of credit. Indiana Gas has available committed lines of credit up to $55 million with approximately $24 million outstanding at September 30, 1996. These lines of credit are renewable annually and require fees based on the amounts of the lines. In addition, Indiana Gas has available uncommitted lines of credit with similar arrangements which allow it to borrow up to its board-approved amount. Notes payable to banks bore interest at rates negotiated with the bank at the time of borrowing.

        Bank loans outstanding during the reported periods were as follows:

        THOUSANDS                               1996      1995      1994
        Outstanding at year end             $ 24,236  $  2,225  $ 30,550
        Weighted average interest rates
          at year end                            5.4%      6.1%      4.9%
        Weighted average interest rates
          during the year                        5.7%      5.7%      3.3%
        Weighted average total outstanding
          during the year                   $  5,930  $ 16,578   $ 14,891
        Maximum total outstanding
          during the year                   $ 28,150  $ 50,000   $ 56,500

        In addition, Energy Realty had a $3.8-million bank loan outstanding at year end related to the purchase of a warehouse facility that is leased to Indiana Gas.

        4.  Long-Term Debt

        During December 1995, Indiana Gas issued $20 million in aggregate principal amount of its Medium-Term Notes, Series E (Notes) as follows: $5 million of 6.69% Notes due June 10, 2013; $5 million of 6.69% Notes due December 21, 2015; and $10 million of 6.69% Notes due December 29, 2015. On July 15, 1996, Indiana Gas used those net proceeds to redeem its remaining first mortgage bonds, $19 million of 9 3/8% Series M First Mortgage Bonds.

        Consolidated maturities and sinking fund requirements on long-term debt subject to mandatory redemption during the five years following 1996 are $272,000 in 1997, $35,277,000 in 1998, $10,332,000 in 1999, $393,000 in 2000
        and $410,000 in 2001.

        5.  Fair Value of Financial Instruments

        The estimated fair values of the company's financial instruments were as follows:

                                         September 30, 1996     September 30, 1995
                                         Carrying    Fair       Carrying      Fair
        THOUSANDS                         Amount    Value        Amount      Value
        Cash and cash equivalents       $     20  $     20      $     20  $     20
        Notes payable                   $ 28,036  $ 28,036      $  6,025  $  6,025
        Long-term debt (includes
          amounts due within one year)  $178,335  $182,482      $176,563  $186,265


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

        6.  Capital Stock

        On July 28, 1995, Indiana Energy's board of directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. The repurchases will be made over time in open-market transactions. Indiana Energy began repurchasing shares in October 1995, and as of September 30, 1996, had repurchased 92,100 shares with an associated cost of $2,116,000.

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

        At September 30, 1996, the shares of the company's common stock reserved for issuance under each of those plans were as follows:

        Dividend Reinvestment and Stock Purchase Plan    455,879
        Executive Restricted Stock Plan                  375,026
        Directors' Restricted Stock Plan                  50,149
        Indiana Gas Retirement Savings Plan              622,666

        Indiana Gas and Indiana Energy also each have 4 million of authorized and unissued shares of preferred stock.

        On July 25, 1986, the board of directors of Indiana Energy declared a dividend distribution of one common share purchase right for each outstanding share of common stock of Indiana Energy. The distribution was made to shareholders of record August 11, 1986. In addition, one right has been and will be distributed for each share issued following August 11, 1986. On April 26, 1996, the board of directors of Indiana Energy authorized the amendment and restatement of the shareholder rights agreement relating to the common share purchase rights.
        If and when the rights become exercisable, each right will entitle the registered holder to purchase from Indiana Energy one share of common stock at a price of $60 per share, subject to certain adjustments described in the rights agreement. The rights become exercisable only when a person or group acquires beneficial ownership of 15 percent or more of Indiana Energy's common stock, or becomes the beneficial owner of an amount of Indiana Energy's common stock (but not less than 10 percent) which the board of directors determines to be substantial and whose ownership the board of directors determines is intended or may be reasonably anticipated, in general, to cause Indiana Energy to take actions determined by the board of directors to be not in Indiana Energy's best long-term interests or when any person or group announces a tender or exchange offer for 15 percent or more of Indiana Energy's common stock.

        In the event that (1) Indiana Energy is acquired in a merger or other business combination transaction and Indiana Energy is not the surviving corporation, or (2) any person consolidates or merges with Indiana Energy and all or part of Indiana Energy common shares are exchanged for securities, cash or property of any other person, or
        (3) 50 percent or more of Indiana Energy's consolidated assets or earning power are sold, each holder of a right will have the right to receive, upon exercise at the then-current exercise price of the right, that number of shares of common stock of the acquiring company having a market value of two times the exercise price of the right. In the event that a person (1) acquires 15 percent or more of the outstanding common stock or (2) is declared an adverse person (i.e., a person who becomes the owner of at least 10 percent of Indiana Energy's common stock, whose share ownership is determined by the board of directors to be directed towards causing Indiana Energy to take actions determined by the board of directors not to be in Indiana Energy's long-term best interests) by the board of directors of Indiana Energy, each holder of a right, other than rights beneficially owned by the acquiring person (which will thereafter be void), will have the right to receive upon exercise that number of common shares having a market value of two times the exercise price of the right.

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

        Under the terms and conditions provided in the rights agreement, Indiana Energy may redeem the rights in whole, but not in part, at a price of $.01 per right at any time prior to the time a person or group of affiliated or associated persons becomes an acquiring person as defined by the rights agreement. The rights agreement, as amended and restated as of May 31, 1996, was filed with the Securities and Exchange Commission on June 17, 1996, and will remain in effect for an extended term of 10 years.

        7.  Retirement Plans and Other Postretirement Benefits

        Indiana Gas has a defined contribution retirement savings plan which is qualified under sections 401(a) and 401(k) of the Internal Revenue Code. Under the terms of the retirement savings plan, eligible participants may direct a specified percentage of their compensation to be invested in shares of the company's common stock or various investment funds. Participants in the retirement savings plan have, subject to prescribed limitations, matching company contributions made to the plan on their behalf, plus a year-end lump sum company contribution. During 1996, 1995 and 1994, Indiana Gas made contributions of $2,445,000, $2,335,000 and $2,386,000, respectively.

        Indiana Gas also has two non-contributory defined benefit retirement plans that cover all employees meeting certain minimum age and service requirements. Benefits are determined by a formula based on the employee's base earnings, years of participation in the plan and the employee's age at retirement.

        Indiana Gas has an unfunded supplemental retirement plan for certain management employees. Benefits are determined by a formula based on 65 percent of the participant's average monthly earnings, less benefits received under the company's pension and savings plans and the participant's primary Social Security benefits.

        The Indiana Gas defined benefit retirement plan assets are under custody of trustees and consist of actively managed stock and bond portfolios, as well as short-term investments. It is Indiana Gas' funding policy to maintain the pension plans on an actuarially sound basis. Under this policy, funding was $464,000 in 1996, $143,000 in 1995 and $1,110,000 in 1994. As permitted by the Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, the company recognizes pension expense based on funding as allowed for ratemaking purposes.

        The calculation of pension expense is as follows:

        THOUSANDS                                       1996     1995     1994
        Pension benefits earned during the period   $  1,174  $ 1,086  $ 1,436
        Interest accrued on projected pension
          benefit obligation                           4,730    4,554    4,752
        Actual return on pension plan assets         (10,244)  (9,632)       9
        Net amortization and deferral                  3,909    3,880   (6,056)
        SFAS 87 pension expense                         (431)    (112)     141
        Adjustment to reflect amount included
          in rates                                       725      818      492
        Total pension expense                       $    294  $   706  $   633

        The following table reconciles the plans' SFAS 87 funded status at September 30 with amounts recorded in the company's financial statements. Certain assets and obligations of the plans are deferred and recognized in the financial statements in subsequent periods.

        THOUSANDS                                                   1996      1995
        Actuarial present value of pension benefits:
          Vested benefits                                       $ 54,637  $ 52,734
          Nonvested benefits                                         159       200
          Effect of future salary increases                        8,167     7,455
        Projected pension benefit obligation                      62,963    60,389
        Plan assets at fair value                                 75,748    69,423
        Plan assets in excess of projected
          pension benefit obligation at September 30              12,785     9,034
        Unrecognized adjusted prior service costs                  1,966     2,051
        Unrecognized net assets at date of initial application    (1,776)   (2,084)
        Unrecognized net (gain) loss                              (9,984)   (6,971)
        Adjustment required to recognize minimum liability        (1,309)   (1,275)
        Adjustment to reflect amount included in rates            (2,040)   (1,348)
        Prepaid (accrued) pension cost at September 30         $    (358) $   (593)

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

        In addition to providing pension benefits, Indiana Gas presently provides postretirement health care and life insurance benefits to full-time employees who have completed 10 years of service and retire from the company. The plan pays stated percentages of most reasonable and necessary medical expenses incurred by retirees, after subtracting payments by other providers and after a stated deductible has been met. The plan also contains cost-sharing provisions (added in fiscal 1995) whereby employees retiring after January 1, 1996, are required to make contributions to the plan when increases in Indiana Gas' health care costs exceed the general rate of inflation, as measured by the Consumer Price Index (CPI). These postretirement benefits are principally self-insured. Currently, Indiana Gas does not fund this postretirement plan.

        On May 3, 1995, the IURC issued an order authorizing Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). Amounts accrued prior to the order were deferred as allowed by the IURC. During 1996, Indiana Gas reduced the amount previously deferred. While this order is consistent with the IURC's rulings for other utilities within the state of Indiana and with the ratemaking treatment of the majority of regulatory jurisdictions outside of Indiana, the Office of Utility Consumer Counselor is appealing the order. A decision on the appeal by the Indiana Court of Appeals is expected early in calendar 1997.

        Postretirement benefit cost, including in 1996 the impact of rate recovery and the cost-sharing provisions, consisted of the following components:

        THOUSANDS                                           1996     1995     1994
        Service cost - benefits attributed to service
         during the period                              $    806  $ 1,423  $ 1,490
        Interest cost on accumulated postretirement
         obligation                                        3,264    4,186    3,915
        Amortization of transition obligation              2,280    2,772    2,772
        Amortization of net (gain) loss                     (351)       -        -
        SFAS 106 postretirement benefit cost               5,999    8,381    8,177
        Adjustment to reflect amount included in rates     1,329   (4,543)  (5,436)
        Postretirement benefit cost                      $ 7,328  $ 3,838  $ 2,741

        The following table reconciles the plan's funded status to the accrued postretirement benefit cost as reflected on the balance sheet as of September 30, 1996, and 1995:

        THOUSANDS                                                1996      1995
        Accumulated postretirement benefit obligation:
          Retirees and dependents                            $ 27,903  $ 25,064
          Other fully eligible participants                     7,194     6,561
          Other active participants                             9,973    10,627
        Total accumulated postretirement benefit obligation    45,070    42,252
        Fair value of plan assets                                   -         -
        Accumulated postretirement benefit obligation
          in excess of plan assets                            (45,070)  (42,252)
        Unrecognized net (gain) loss                           (8,599)  (10,192)
        Unrecognized transition obligation                     38,765    41,045
        Accrued postretirement benefit
          cost at September 30                               $(14,904) $(11,399)

        The assumed health care cost trend rate for medical gross eligible charges used in measuring the accumulated postretirement benefit obligation as of September 30, 1996, was 8.4 percent for fiscal 1997. This rate is assumed to decrease gradually through fiscal 2003 to 5.5 percent and remain at that level thereafter. The assumed CPI rate, relating to the plan's cost sharing provisions for retirees, was 3.5 percent. A 1-percent increase in the assumed health care cost trend rates for each future year produces approximately a $1.4-million increase in the accumulated postretirement benefit obligation as of September 30, 1996, and approximately a $155,000 increase in the annual aggregate of the service and interest cost components of postretirement benefit cost. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8 percent.

        8.  Commitments

        Estimated capital expenditures for 1997 are $70 million.
        Total lease expense was $2,863,000 in 1996,  $2,811,000 in
        1995 and $2,595,000 in 1994.

        Lease commitments are $1,478,000 in 1997, $1,016,000 in
        1998, $534,000 in 1999, $424,000 in 2000, $360,000 in 2001
        and $47,000 in total for all later years. Included in these amounts is an operating lease between Indiana Gas and Energy Realty with payments of approximately $464,000 annually that extends through August 1998. There are no leases that extend beyond 2002. Indiana Gas has storage and supply contracts that range from one month to seven years.

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

        Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Removal activities have been conducted at two sites and a remedial investigation/feasibility study (RI/FS) is nearing completion at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management. Indiana Gas and others are assessing, on a site-by-site basis, whether any of the remaining 24 sites require remediation, to what extent it is required and the estimated cost. Preliminary assessments (PAs) have been completed on all but one of the sites. Site investigations (SIs) have been completed at 20 sites and supplemental site investigations (SSIs) have been conducted at 15 sites. Based upon the site work completed to date, Indiana Gas believes that a level of contamination that may require some level of remedial activity may be present at a number of the 24 sites. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas is currently conducting groundwater monitoring at certain sites where deemed appropriate and will continue its evaluation of many of the sites.

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

        On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division, against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. The Court also ruled adversely to Indiana Gas with respect to, among other issues, applicability of the pollution exclusion in policies containing this exclusion, the application of an injury-in-fact trigger under the policies at issue and the existence of a justiciable controversy with respect to sites for which no claim has been asserted against Indiana Gas. Since the management of Indiana Gas believes that a number of these rulings are contrary to Indiana law, it intends to appeal all adverse rulings to the United States Court of Appeals for the Seventh Circuit. However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of September 30, 1996, Indiana Gas has obtained cash settlements from some insurance carriers in an aggregate amount in excess of $13.5 million.

        Indiana Gas has also completed the process of identifying PRPs for each site. PRPs include two financially viable utilities, PSI Energy, Inc. (PSI) and Northern Indiana Public Service Company (NIPSCO). PSI has been identified as a PRP at 19 of the sites. Indiana Gas has been negotiating with PSI to determine PSI's share of responsibility, although no agreement has been reached between the parties. With the help of outside counsel, Indiana Gas has prepared estimates of PSI's and other PRP's share of environmental liabilities which may exist at each of the sites based on equitable principles derived from case law or applied by parties in achieving settlements. NIPSCO has been identified as an additional PRP at five of these 19 sites. On September 27, 1995, Indiana Gas reached an agreement with NIPSCO which provides for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the five sites in which they both have an interest. The cost sharing estimates of PSI and other PRPs, and the NIPSCO agreement, have been utilized by Indiana Gas to record a receivable from PRPs for their share of the liability for work performed by Indiana Gas to date, as well as to accrue Indiana Gas' proportionate share of the estimated cost related to work not yet performed. The outstanding receivable from PRPs of $1.5 million is reflected in Accounts Receivable on the Consolidated Balance Sheet at September 30, 1996.

        In January 1992, Indiana Gas filed a petition with the IURC seeking regulatory authority for, among other matters, recovery through rates of all costs Indiana Gas incurs in complying with federal, state and local environmental regulations in connection with past gas manufacturing activities. On May 3, 1995, the IURC concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of utility service and, therefore, are not recoverable as operating expenses from utility customers. The decision was contrary to rulings in other states where utility regulatory commissions have issued orders on the subject. The precedent cited by the IURC was a ruling related to a cancelled nuclear power plant which, unlike manufactured gas plants, never provided service to the public. Management believes applying the nuclear power plant decision to Indiana Gas' case was an incorrect application of the law and has appealed the decision to the Indiana Court of Appeals. The Commission did indicate that during Indiana Gas' next rate case it would be appropriate to quantify the effect of the investigation and clean-up activities as part of the business risk to be considered by the Commission in establishing the allowed overall rate of return.

        As of September 30, 1996, Indiana Gas has recorded in aggregate $14.5 million, which represents all environmental costs which it presently expects to incur in connection with remediation activities. Presently, these environmental costs have had no material impact on Indiana Gas' earnings.

        The impact on Indiana Gas' financial position and results of operations of complying with federal, state and local environmental regulations related to former manufactured gas plant sites is contingent upon several uncertainties. These include the costs of any compliance activities which may occur and the timing of the actions taken, the impact of joint and several liability upon the magnitude of the contingency, the outcome of proceedings which challenge the IURC ruling on recovery of costs from customers, as well as the outcome of the appeal of the summary judgment rulings issued in favor of the insurers in the insurance litigation described above. Although Indiana Gas will endeavor to manage the manufactured gas plant remediation program so that any amounts received will be sufficient to fund environmental costs, there can be no assurance that in the future, environmental costs will not exceed related recoveries.

        10.  Nonutility Income

        Nonutility income includes the earnings recognized from Indiana Energy's gas marketing affiliates. Prior to April
        1, 1996, IES provided natural gas and related services to other gas utilities and customers in Indiana and surrounding states, and from January 1, 1996, to March 31, 1996, to Indiana Gas. On March 15, 1996, IGC
        Energy, Inc., an indirect wholly owned subsidiary of Indiana Energy, and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas and Coke Utility (Citizens Gas), formed a jointly- and equally-owned limited liability company to provide natural gas supply and related marketing services.
        The new entity, ProLiance Energy, LLC, assumed the business of IES effective April 1, 1996, and now is the supplier of gas and related services to both Indiana Gas and Citizens Gas. The company's investment in ProLiance is accounted for using the equity method. ProLiance's fiscal year ends on August 31.

        Indiana Energy's gas marketing affiliates' contribution to nonutility income is listed below.

        THOUSANDS                                   1996    1995    1994
        Nonutility income (loss):
        Gas marketing affiliates, net of reserve  $ 3,265  $  89  $    -
        Other - net                                   306    758    (155)
                                                  $ 3,571  $ 847  $ (155)

        Two proceedings which may affect the formation, operation or earnings of ProLiance are currently pending before the IURC. The first proceeding was initiated by a small group of Indiana Gas' and Citizens Gas' large-volume customers who contend that the gas service contracts between ProLiance and Indiana Gas and Citizens Gas should be disapproved by the IURC or, alternatively, that the IURC should regulate the operations of ProLiance. On September 27, 1996, the IURC issued a partial decision in that proceeding and found that ProLiance is not subject to regulation as a public utility. The IURC did confirm that it will continue to monitor gas costs incurred by Indiana Gas. Hearings on the remaining issues were concluded on October 9, 1996. A decision from the IURC is expected during the first half of calendar 1997.

        The second proceeding involves the quarterly gas cost adjustment applications of Indiana Gas and Citizens Gas wherein these utilities are proposing to recover the costs they have and will incur under their gas supply and related agreements with ProLiance. This proceeding will consider whether the recovery of those costs is consistent with Indiana law governing gas cost recovery. The hearing on the second proceeding has not yet been scheduled.

        As a result of the two on-going proceedings, $1.5 million of Indiana Energy's share of its gas marketing affiliates' net income has been reserved until the outcome of these proceedings can be determined.

        11.  Income Taxes

        The components of consolidated income tax expense, including amounts in "Other" on the Consolidated
        Statements of Income, were as follows:

        THOUSANDS                                   1996     1995       1994
        Current:
          Federal                                $20,574   $12,193   $13,153
          State                                    3,277     2,077     2,285
                                                  23,851    14,270    15,438
        Deferred:
          Federal                                    709     3,652     2,987
          State                                       95       342       286
                                                     804     3,994     3,273
        Amortization of investment tax credits      (930)     (930)     (930)
        Consolidated income tax expense          $23,725   $17,334   $17,781

        Effective income tax rates were 35.99 percent, 34.47 percent and 34.08 percent of pretax income for 1996, 1995 and 1994, respectively. This compares with a combined federal and state income tax statutory rate of 37.93 percent for all years reported. Individual components of these rate differences are not significant except investment tax credit which amounted to (1.4%) in 1996 and (1.8%) in 1995 and 1994.

        As required by the IURC, Indiana Gas uses a normalized method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes are provided for taxes not currently payable due to, among other things, the use of various accelerated depreciation methods, shorter depreciable lives and the deduction of certain construction costs for tax purposes. Taxes deferred in prior years are being charged and income credited as these tax effects reverse over the lives of the related assets. The provisions for the deferred tax effects relating to the excess of tax-over-book depreciation amounted to $3,474,000 in 1996, $4,031,000 in 1995 and $2,852,000 in 1994.

        Significant components of Indiana Gas' net deferred tax liability as of September 30, 1996, and 1995 are as follows:

        THOUSANDS                                1996     1995
        Deferred tax liabilities:
          Accelerated depreciation            $48,009  $45,902
          Property basis differences           17,690   18,560
          Acquisition adjustment                6,475    6,664
          Other                                (7,406)  (4,791)
        Deferred tax assets:
          Deferred investment tax credit       (4,237)  (4,590)
          Regulatory income tax liability      (1,075)  (1,440)
        Less deferred income taxes related
          to current assets and liabilities     7,406    4,791
        Balance as of September 30            $66,862  $65,096

        Investment tax credits have been deferred and are being credited to income over the life of the property giving rise to the credit. The Tax Reform Act of 1986 eliminated investment tax credits for property acquired after January 1, 1986.

        12.  Affiliate Transactions

        ProLiance began providing natural gas supply and related services to Indiana Gas effective April 1, 1996. Indiana Gas' purchases from ProLiance during 1996 totaled $118 million. Amounts owed by Indiana Gas to ProLiance were $18 million at September 30, 1996, and are included in Accounts Payable on the Consolidated Balance Sheet.

        ProLiance has an available letter of credit with a bank to borrow up to $30 million. Borrowings are secured by a support agreement signed by Indiana Energy and Citizens
        Gas.

        13.  New Accounting Standards

        In March 1995, the Financial Accounting Standards Board
        (FASB) issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Indiana Gas will adopt this standard effective October 1, 1996, and does not expect that the adoption will have a material impact on its financial position or results of operations based on the current regulatory structure in which it operates. This conclusion may change in the future as competitive factors influence pricing in the industry.

        In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Pursuant to this new standard, companies are encouraged, but not required, to adopt a fair value method of accounting for employee stock-based transactions. Indiana Gas does not expect this standard to have a material impact on its financial position or results of operations.

        14.  Summarized Financial Data (Unaudited)

        Summarized quarterly financial data (in thousands of dollars except per share amounts) for 1996 and 1995 are as follows:

        1996:  THREE MONTHS ENDED        DEC. 31   MAR. 31   JUNE 30   SEP. 30
        Utility operating revenues      $154,309  $222,553  $ 91,211  $ 62,521
        Utility operating income (loss)   22,654    27,280     5,863    (2,244)
        Nonutility income (loss)             165     2,404       529       473
        Net income (loss)                 19,093    26,234     2,802    (5,928)
        Earnings (loss) per average
          share of common stock         $    .85  $   1.16  $    .13  $   (.27)

        1995:  THREE MONTHS ENDED        DEC. 31   MAR. 31   JUNE 30   SEP. 30
        Utility operating revenues      $113,062  $150,468  $ 83,081  $ 57,199
        Utility operating income (loss)   14,593    24,667     7,800      (872)
        Nonutility income (loss)              95       915      (103)      (60)
        Net income (loss)                 10,874    22,076     4,224    (4,218)
        Earnings (loss) per average
          share of common stock         $    .48  $    .98  $    .19  $   (.19)

        Note: Because of the seasonal factors that significantly affect the companies' operations, the results of operations for interim periods within fiscal years are not comparable.

Item 9.        Changes in and Disagreements with Accountants

                  None.

Part III

Item 10.   Directors and Executive Officers of the Registrant

       Except for the list of the executive officers, which can be found in Part I, Item 4(a) of this report, and as noted below, the information required to be shown in this part for Item 10, Directors and Executive Officers of the Registrant is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 6, 1996.

       Section 16(a) Beneficial Ownership Reporting
       Compliance

       Based solely upon a review of Forms 3 and 4 and amendments thereto provided to the company during the most recent fiscal year, and Forms 5 and amendments thereto furnished to the company with respect to its most recent fiscal year, and written representations from its directors, officers and more than 10% shareholders, the following table sets forth certain information concerning Section
       16(a) reporting delinquencies by the above-referenced persons during the company's most recently completed fiscal year.

       With respect to Section 16(a) of the Exchange Act, the following insider filing was delinquent:

                                  Late                     Failure
       Person            Form     Report   Transactions    to File

       Mari H. George     5        N/A          *            1

       *The above failure to file was not discovered until December 18, 1996, and is in the process of being rectified. Ms. George, who is a 10% shareholder by attribution, is a participant in the company's
       Dividend Reinvestment Plan. Her acquisitions of the company's common shares under that plan have not been reported for the fiscal years 1994, 1995 and 1996. In total, Ms. George has acquired
       378.842 shares under the plan since she commenced participation in the plan.


Item 11.   Executive Compensation

       The information required to be shown in this part for Item 11, Executive Compensation, is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 6, 1996.

Item 12.   Securities Ownership of Certain Beneficial Owners and
       Management

       The information required to be shown in this part for Item 12, Securities Ownership of Certain Beneficial Owners and Management is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 6, 1996.

Item 13.   Certain Relationships and Related Transactions

       The information required to be shown in this part for Item 13, Certain Relationships and Related Transactions is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 6, 1996.



Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
       Form 8-K

       The following documents are filed as part of this report:

  (a)-1  Financial Statements
                                                            Location in 10-K

         Report of Independent Public Accountants               Item 8

         Consolidated Statements of Income - 1996,
         1995 and 1994                                          Item 8

         Consolidated Statements of Cash Flows - 1996,
         1995 and 1994                                          Item 8

         Consolidated Balance Sheets at September 30,
         1996 and 1995                                          Item 8

         Consolidated Statements of Common Shareholders'
         Equity - 1996, 1995 and 1994                           Item 8

         Consolidated Schedules of Long-Term Debt
         as of September 30, 1996 and 1995                      Item 8

         Notes to Financial Statements                          Item 8

  (a)-2  Financial Statement Schedules

         Report of Independent Public Accountants on Schedules

         Schedule II.   Valuation and Qualifying
                        Accounts - 1996, 1995 and 1994

  (a)-3  Exhibits

         See Exhibit Index

  (b)    Reports on Form 8-K

         On October 18, 1996, Indiana Energy and
         Indiana Gas filed a Current Report on Form 8-K which disclosed among other matters, the granting of certain summary judgment motions filed by defendant insurance carriers in the insurance coverage litigation pending in federal district court with respect to environmental costs incurred and expected to be incurred by Indiana Gas at certain manufactured gas plant and storage facility sites.

            Item 5.  Other Events

               Updated environmental disclosure.

                       EXHIBIT INDEX

Exhibit No.         Description               Reference

2-A         Acquisition Agreement        Exhibit 1 to
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

4-B         Amended and Restated         Exhibit 1 to
            Rights Agreement             Indiana
            between Indiana Energy       Energy's
            and Continental Bank,        Amendment to
            N.A. (Now First              its
            Chicago Trust Company        Registration
            of New York), as             Statement on
            Rights Agent,                Form 8-A, filed
            including form of            June 17, 1996.
            Right Certificate,
            dated as of July 30,
            1986, as amended and
            restated as of
            December 8, 1989 and
            as further amended and
            restated as of May 31,
            1996.

4-C         Indenture dated              Exhibit 4(a) to
            February 1, 1991,            Indiana Gas
            between Indiana Gas          Company, Inc.'s
            and Continental Bank,        Current Report
            National Association.        on Form 8-K
                                         dated February
                                         1, 1991, and
                                         filed February
                                         15, 1991; First
                                         Supplemental
                                         Indenture
                                         thereto dated
                                         as of February
                                         15, 1991,
                                         (incorporated
                                         by reference to
                                         Exhibit 4(b) to
                                         Indiana Gas
                                         Company, Inc.'s
                                         Current Report
                                         on Form 8-K
                                         dated February
                                         1, 1991, and
                                         filed February
                                         15, 1991);
                                         Second
                                         Supplemental
                                         Indenture
                                         thereto dated
                                         as of September
                                         15, 1991,
                                         (incorporated
                                         by reference to
                                         Exhibit 4(b) to
                                         Indiana Gas
                                         Company, Inc.'s
                                         Current Report
                                         on Form 8-K
                                         dated September
                                         15, 1991, and
                                         filed September
                                         25, 1991);
                                         Third
                                         Supplemental
                                         Indenture
                                         thereto dated
                                         as of September
                                         15, 1991
                                         (incorporated
                                         by reference to
                                         Exhibit 4(c) to
                                         Indiana Gas
                                         Company, Inc.'s
                                         Current Report
                                         on Form 8-K
                                         dated September
                                         15, 1991 and
                                         filed September
                                         25,
                                         1991);Fourth
                                         Supplemental
                                         Indenture
                                         thereto dated
                                         as of December
                                         2, 1992,
                                         (incorporated
                                         by reference to
                                         Exhibit 4(b) to
                                         Indiana Gas
                                         Company, Inc.'s
                                         Current Report
                                         on Form 8-K
                                         dated December
                                         1, 1992, and
                                         filed December
                                         8, 1992); and
                                         Officers'
                                         Certificate
                                         pursuant to
                                         Section 301 of
                                         the Indenture
                                         dated as
                                         of April 5,
                                         1995,
                                         (incorporated
                                         by reference to
                                         Exhibit 4(a) to
                                         Indiana Gas
                                         Company, Inc.'s
                                         Current Report
                                         on Form 8-K
                                         dated and filed
                                         April 5, 1995).

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

10-C        Employment Agreement         Exhibit 10-D to
            between Indiana Gas          Indiana
            Company, Inc., and Paul T.   Energy's 1990
            Baker effective January 1,   Annual Report
            1990.                        on Form 10-K.

10-D        Employment Agreement         Exhibit 10-E to
            between Indiana Gas          Indiana
            Company, Inc., and           Energy's 1990
            Anthony E. Ard               Annual Report
            effective January 1,         on Form 10-K.
            1990.

10-E        Termination Benefits         Exhibit 10-F to
            Agreement, dated July        Indiana
            29, 1994, among              Energy's 1994
            Indiana Energy, Inc.,        Annual Report
            Indiana Gas Company,         on Form 10-K.
            Inc. and Lawrence A.
            Ferger.

10-F        Termination Benefits         Exhibit 10-G to
            Agreement, dated July        Indiana
            29, 1994, among              Energy's 1994
            Indiana Energy, Inc.,        Annual Report
            Indiana Gas Company,         on Form 10-K.
            Inc. and
            Paul T. Baker.

10-G        Termination Benefits         Exhibit 10-H to
            Agreement, dated July        Indiana
            29, 1994, among              Energy's 1994
            Indiana Energy, Inc.,        Annual Report
            Indiana Gas Company,         on Form 10-K.
            Inc. and
            Niel C. Ellerbrook.

10-H        Termination Benefits         Exhibit 10-I to
            Agreement, dated July        Indiana
            29, 1994, among              Energy's 1994
            Indiana Energy, Inc.,        Annual Report
            Indiana Gas Company,         on Form 10-K.
            Inc. and
            Anthony E. Ard.

10-I        Termination Benefits         Filed herewith.
            Agreement, dated July
            29, 1994, and as
            amended and restated
            March 15, 1996, among
            Indiana Energy, Inc.,
            Indiana Gas Company,
            Inc. and
            Carl L. Chapman.

10-J        Termination Benefits         Filed herewith.
            Agreement, dated July
            29, 1994, among
            Indiana Energy, Inc.,
            Indiana Gas Company,
            Inc., and Timothy M.
            Hewitt.

10-K        Executive Compensation       Exhibit 10-K to
            Deferral Plan                Indiana
            effective December 1,        Energy's 1994
            1994.                        Annual Report
                                         on Form 10-K.

10-L        Directors Compensation       Exhibit 10-M to
            Deferral Plan                Indiana
            effective January 1,         Energy's 1994
            1995.                        Annual Report
                                         on Form 10-K.

10-M        Executive Restricted Stock   Exhibit A to
            Plan effective October 1,    Indiana
            1987, as amended.            Energy's Proxy
                                         Statement filed
                                         on December 4,
                                         1987; First
                                         Amendment to
                                         Indiana Energy,
                                         Inc. Executive
                                         Restricted
                                         Stock Plan
                                         (incorporated
                                         by reference to
                                         Exhibit 10-A to
                                         Indiana
                                         Energy's 1991
                                         Annual Report
                                         on Form 10-K.)

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


10-P        Fundamental Operating        Exhibit 10-B to
            Agreement of ProLiance       Indiana
            Energy, LLC between          Energy's
            IGC Energy, Inc. and         Quarterly
            Citizens By-Products         Report on Form
            Coal Company,                10-Q for the
            effective March 15,          quarterly
            1996.                        period ended
                                         March 31, 1996.

10-Q        Formation Agreement          Exhibit 10-C to
            among Indiana Energy,        Indiana
            Inc., Indiana Gas            Energy's
            Company, Inc., IGC           Quarterly
            Energy, Inc., Indiana        Report on Form
            Energy Services, Inc.,       10-Q for the
            Citizens Gas & Coke          quarterly
            Utility, Citizens By-        period ended
            Products Coal Company,       March 31, 1996.
            Citizens Energy
            Services Corporation,
            and ProLiance Energy,
            LLC, effective
            March 15, 1996.

10-R        Gas Sales and                Exhibit 10-C to
            Portfolio                    Indiana Gas'
            Administration               Quarterly
            Agreement between            Report on Form
            Indiana Gas Company,         10-Q for the
            Inc. and ProLiance           quarterly
            Energy, LLC, effective       period ended
            March 15, 1996, for          March 31, 1996.
            services to begin
            April 1, 1996.

10-S        Amended appendices to        Exhibit 10-R to
            the Gas Sales and            Indiana Gas'
            Portfolio                    1996 Annual
            Administration               Report on Form
            Agreement between            10-K.
            Indiana Gas Company,
            Inc. and ProLiance
            Energy, LLC referred
            to above in Exhibit 10-
            R, effective October
            1, 1996.

10-T        Exhibit 10-T schedules material gas
            contracts which are in effect between
            Indiana Gas Company, Inc. and the suppliers listed. The gas contracts within each type are substantially identical in all material respects and at least one of each type of contract has been or is filed as indicated.
            The schedule details all material aspects in which a contract may differ from the contract filed. Indiana Gas has assigned or released many of these contracts to its affiliate, ProLiance Energy, LLC
            (ProLiance), pursuant to the Gas Sales and Portfolio Administration Agreement between
            Indiana Gas and ProLiance referred to above in Exhibits 10-R and 10-S.


Exh.                                                               Days of              Effective  Expir.
No.      Type of Contract      Supplier            Contract No.    Wthdrwl.   MDth/Day    Date     Date     Reference
                                                                                                            6/30/93
                                                                                                            Form 10Q,
                                                                                                            File 1-6494:
10-T.1   Firm Transportation   Panhandle Eastern   P PLT 011715                38,572    5/1/93    3/31/98  Exh. 10-B
10-T.2   Firm Transportation   Panhandle Eastern   P PLT 011716                51,431    5/1/93    3/31/99  Exh. 10-A
10-T.3   Firm Transportation   Panhandle Eastern   P PLT 011718                51,431    5/1/93    2/28/97  Exh. 10-C
10-T.4   Firm Transportation   Panhandle Eastern   P PLT 011721                77,144    5/1/93    3/31/97  Exh. 10-D

10-T.5   Market Area -         Panhandle Eastern   P PLT 011719                50,000    5/1/93    3/31/97  1993 Form 10K, Exh.
         Firm Transportation                                                                                10-I.5, File 1-6494.
10-T.6   Market Area -         Panhandle Eastern   P PLT 011720                50,000    5/1/93    3/31/97  See Exhibit 10-P.5
         Firm Transportation

10-T.7   Market Area -         Texas Gas           T3780                       50,000   11/1/93   10/31/98  1993 Form 10K, Exh.
         Firm Transportation                                                                                10-I.7, File 1-6494.

10-T.8   No Notice Service     Texas Gas           N0420                       41,687   11/1/93   10/31/98  1993 Form 10K, Exh.
                                                                                                            10-I.8, File 1-6494.
10-T.9   No Notice Service     Texas Gas           N0325                       56,793   11/1/93   10/31/02  See Exhibit 10-P.8
10-T.10  No Notice Service     Texas Gas           N0325                       56,794   11/1/93   10/31/98  See Exhibit 10-P.8
10-T.11  No Notice Service     Texas Gas           N0325                       56,794   11/1/93   10/31/99  See Exhibit 10-P.8


10-T.12  Firm Storage          ANR                 T,E & S 00087     100       29,000    3/1/73    2/28/98  1991 Form 10K, Exh.
                                                                                                            10-N, File 1-6494.
10-T.13  Firm Storage          ANR                 T,E & S 05787     100      100,806    4/1/92    3/31/97  1992 Form 10K, Exh.
                                                                                                            10-R, File 1-6494.

10-T.14  Firm Storage-Related  ANR                 T,E & S 05788              100,000    4/1/92    3/31/97  1992 Form 10K, Exh.
         Transportation                                                                                     10-S, File 1-6494.

10-T.15  Firm Natural Gas      Tenneco             NGFSA 9609                  20,000   11/1/95    3/31/98  1995 Form 10-K, Exh.
         Supply                  Gas Marketing                                                              10-P.20, File 1-6494.
10-T.16  Firm Natural Gas      Tenneco             NGFSA 9619                  16,000   11/1/95    3/31/98  1995 Form 10-K, Exh.
         Supply                  Gas Marketing                                                              10-P.21, File 1-6494.
10-T.17  Firm Natural Gas      Tenneco             NGFSA9620                   40,000   12/1/95    2/28/98  1995 Form 10-K, Exh.
         Supply                  Gas Marketing                                                              10-P.22, File 1-6494.

21          Subsidiaries of Indiana Energy, Inc.          Filed herewith.

23          Consent of Independent Public Accountants     Filed herewith.

27          Financial Data Schedule                       Filed herewith.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Indiana Energy, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Item 8, in this Form 10-K, and have issued our report thereon dated October 25, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)-2 are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
Arthur Andersen LLP

Indianapolis, Indiana
October 25, 1996




                                                 INDIANA ENERGY, INC.
                                               AND SUBSIDIARY COMPANIES

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               YEAR ENDED SEPTEMBER 30, 1996
                                                      (Thousands)

             Col. A                           Col. B         Col. C                    Col. D         Col. E      Col. F
                                                             Additions                 Deductions
                                                                   (1)           (2)
                                                                                       For Purposes
                                              Balance at     Charged to                For Which                  Balance at
                                              September 30,  Costs and                 Reserves       Other       September 30,
           Description                        1995           Expenses      Other       Were Created    Changes    1996


RESERVE DEDUCTED FROM APPLICABLE ASSETS:
    Reserve for uncollectible accounts        $    1,662     $   3,803     $     0     $    3,612     $     0     $    1,853




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

                                      INDIANA ENERGY, INC.



Dated December 19, 1996               /s/Lawrence A. Ferger
                                      Lawrence A. Ferger,
                                      Chairman, President
                                      and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                Title                         Date



/s/Lawrence A. Ferger       Chairman, President and       December 19, 1996
Lawrence A. Ferger          Chief Executive Officer


/s/Niel C. Ellerbrook       Vice President and Treasurer  December 19, 1996
Niel C. Ellerbrook          Chief Financial Officer and
                            Director


/s/Jerome A. Benkert        Controller                    December 19, 1996
Jerome A. Benkert


/s/Paul T. Baker            Director                      December 19, 1996
Paul T. Baker


/s/Gerald L. Bepko          Director                      December 19, 1996
Gerald L. Bepko

/s/Loren K. Evans           Director                      December 19, 1996
Loren K. Evans


/s/Otto N. Frenzel III      Director                      December 19, 1996
Otto N. Frenzel III


/s/Anton H. George          Director                      December 19, 1996
Anton H. George


                            Director                      December 19, 1996
Don E. Marsh


/s/Fred A. Poole            Director                      December 19, 1996
Fred A. Poole


/s/Richard P. Rechter       Director                      December 19, 1996
Richard P. Rechter


                            Director                      December 19, 1996
James C. Shook


/s/Jean L. Wojtowicz        Director                      December 19, 1996
Jean L. Wojtowicz