Form 10-Q
period 1996-12-31
INDIANA ENERGY INC
filed 1997-02-13
CIK 780859

February 13, 1997



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

     We are transmitting herewith Indiana Energy, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
December 31, 1996, pursuant to the requirements of
Section 13 of the Securities Exchange Act of 1934.

                              Very truly yours,


                              /s/Douglas S. Schmidt
                              Douglas S. Schmidt
DSS:rs





          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value    22,580,998     January 31, 1997
           Class                  Number of shares        Date

                   TABLE OF CONTENTS

                                                                 Page
                                                                Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at December 31, 1996, and 1995
      and September 30, 1996

    Consolidated Statements of Income
      Three Months Ended December 31, 1996 and 1995, and Twelve Months Ended December 31, 1996 and 1995

    Consolidated Statements of Cash Flows
      Three Months Ended December 31, 1996 and 1995, and Twelve Months Ended December 31, 1996 and 1995

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K




                                        INDIANA ENERGY, INC.
                                     AND SUBSIDIARY COMPANIES

                                    CONSOLIDATED BALANCE SHEETS

                                              ASSETS
                                     (Thousands - Unaudited)


                                                          December 31       September 30
                                                        1996       1995          1996
UTILITY PLANT:
    Original cost                                     $946,934   $882,124      $931,092
    Less - Accumulated depreciation and amortization   351,496    323,160       344,268
                                                       595,438    558,964       586,824

NONUTILITY PLANT AND OTHER INVESTMENTS - NET            15,354      7,080        10,338

CURRENT ASSETS:
    Cash and cash equivalents                              185     19,670            20
    Accounts receivable, less reserves of
        $2,658, $2,433 and $1,853, respectively         45,599     44,648        14,598
    Accrued unbilled revenues                           37,247     45,121         8,158
    Materials and supplies - at average cost             4,075      3,827         4,611
    Liquefied petroleum gas - at average cost              864        876           507
    Gas in underground storage - at last-in,
        first-out cost                                  34,336     51,392        39,083
    Recoverable gas costs                               16,949          -         2,710
    Prepayments and other                                1,024      1,457            46
                                                       140,279    166,991        69,733

DEFERRED CHARGES:
    Unamortized debt discount and expense                7,428      6,930         7,585
    Other                                                8,395      9,355         7,983
                                                        15,823     16,285        15,568

                                                      $766,894   $749,320      $682,463


                                               INDIANA ENERGY, INC.
                                             AND SUBSIDIARY COMPANIES

                                            CONSOLIDATED BALANCE SHEETS

                                        SHAREHOLDERS' EQUITY AND LIABILITIES
                                               (Thousands - Unaudited)


                                                                 December 31      September 30
                                                                1996       1995        1996
CAPITALIZATION:
    Common stock (no par value) - authorized 64,000,000
        shares - issued and outstanding 22,578,339,
        22,531,405 and 22,474,402 shares, respectively       $146,445   $145,236    $143,875
    Less unearned compensation - restricted stock grants        2,170        731         525
                                                              144,275    144,505     143,350
    Retained earnings                                         163,868    148,587     152,972
        Total common shareholders' equity                     308,143    293,092     296,322
    Long-term debt                                            142,866    196,100     178,063
                                                              451,009    489,192     474,385

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                                      35,272        267         272
    Notes payable                                              66,800     27,000      28,036
    Accounts payable                                           52,793     69,363      34,192
    Refundable gas costs                                            -      8,008           -
    Customer deposits and advance payments                     16,533     16,976      14,256
    Accrued taxes                                              14,406     18,190       4,206
    Accrued interest                                            4,561      4,899       2,552
    Other current liabilities                                  26,674     20,149      27,356
                                                              217,039    164,852     110,870

DEFERRED CREDITS:
    Deferred income taxes                                      67,421     65,798      66,862
    Unamortized investment tax credit                          10,941     11,871      11,173
    Regulatory income tax liability                             2,835      3,797       2,835
    Other                                                      17,649     13,810      16,338
                                                               98,846     95,276      97,208

COMMITMENTS AND CONTINGENCIES (See Notes 7 & 9)                     -          -           -

                                                             $766,894   $749,320    $682,463


                                            INDIANA ENERGY, INC.
                                          AND SUBSIDIARY COMPANIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                      (Thousands except per share data)
                                                 (Unaudited)




                                               Three Months             Twelve Months
                                             Ended December 31        Ended December 31
                                               1996        1995         1996        1995
UTILITY OPERATING REVENUES                 $ 172,481   $ 154,309    $ 548,766   $ 445,057
COST OF GAS                                  109,836      89,197      340,770     245,181
MARGIN                                        62,645      65,112      207,996     199,876

UTILITY OPERATING EXPENSES:
    Other operation and maintenance           19,237      18,690       84,683      76,130
    Depreciation and amortization              8,624       8,118       33,738      31,734
    Income taxes                               9,868      11,405       21,637      24,110
    Taxes other than income taxes              4,656       4,245       16,779      13,653
                                              42,385      42,458      156,837     145,627

UTILITY OPERATING INCOME                      20,260      22,654       51,159      54,249

INTEREST EXPENSE                               4,285       3,992       16,200      15,528
OTHER                                           (444)       (266)      (1,162)     (1,537)
                                               3,841       3,726       15,038      13,991

UTILITY INCOME                                16,419      18,928       36,121      40,258

NONUTILITY INCOME                                866         165        4,272         917

NET INCOME                                 $  17,285   $  19,093    $  40,393   $  41,175

AVERAGE COMMON SHARES OUTSTANDING             22,578      22,540       22,522      22,556

EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK                           $    0.77   $    0.85    $    1.79   $    1.83


                                           INDIANA ENERGY, INC.
                                        AND SUBSIDIARY COMPANIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Thousands - Unaudited)


                                                                       Three Months            Twelve Months
                                                                     Ended December 31       Ended December 31
                                                                       1996       1995        1996       1995
CASH FLOWS FROM (REQUIRED FOR) OPERATING
 ACTIVITIES:
   Net income                                                       $ 17,285   $ 19,093    $ 40,393   $ 41,175

   Adjustments to reconcile net income to cash
       provided from operating activities -
           Depreciation and amortization                               8,671      8,173      33,939     31,954
           Deferred income taxes                                         558        701         661      3,893
           Investment tax credit                                        (232)      (232)       (930)      (930)
           Undistributed earnings of unconsolidated affiliates        (1,417)       (24)     (1,353)      (276)
                                                                       7,580      8,618      32,317     34,641

   Changes in assets and liabilities -
           Receivables - net                                         (60,090)   (69,571)      6,923    (28,938)
           Inventories                                                 4,926      8,072      16,820      9,131
           Accounts payable, customer deposits,
              advance payments and other current liabilities          20,196     15,883     (10,488)    33,944
           Accrued taxes and interest                                 12,209     12,587      (4,122)    (3,135)
           Refundable/recoverable gas costs                          (14,239)     3,125     (24,957)   (22,786)
           Prepayments                                                  (978)    (1,250)        370         11
           Other - net                                                 2,335      1,305       4,825     15,152
               Total adjustments                                     (28,061)   (21,231)     21,688     38,020
                   Net cash flow from (required for) operations      (10,776)    (2,138)     62,081     79,195

CASH FLOWS FROM (REQUIRED FOR) FINANCING
 ACTIVITIES:
        Repurchase of common stock                                         -       (636)     (1,480)      (636)
        Sale of long-term debt                                            16     20,017       1,067     40,829
        Reduction in long-term debt                                     (213)      (213)    (19,296)      (405)
        Net change in short-term borrowings                           38,764     20,975      39,800    (20,350)
        Dividends on common stock                                     (6,389)    (6,173)    (25,112)   (24,244)

            Net cash flow from (required for) financing activities    32,178     33,970      (5,021)    (4,806)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                             (17,713)   (12,195)    (71,899)   (54,274)
    Nonutility investments - net                                      (3,524)        13      (4,646)      (465)
            Net cash flow required for investing activities          (21,237)   (12,182)    (76,545)   (54,739)

NET INCREASE (DECREASE) IN CASH                                          165     19,650     (19,485)    19,650
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                                20         20      19,670         20
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    185   $ 19,670    $    185   $ 19,670



Indiana Energy, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements

1.  Financial Statements.
    The consolidated financial statements include the accounts of Indiana Energy, Inc. (Indiana Energy) and its wholly- and majority-owned subsidiaries, after elimination of intercompany transactions. The consolidated financial statements separate the regulated utility operations, principally Indiana Gas Company, Inc. (Indiana Gas), from nonutility operations. The nonutility operations include IGC Energy, Inc. (IGC Energy), Energy Realty, Inc. (Energy Realty) and Indiana Energy Services, Inc. (IES), indirect wholly-owned subsidiaries of Indiana Energy as well as the 50-percent interest in ProLiance Energy, LLC (see Note 9).

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

2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash Flows, Indiana Energy considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                            Three Months Ended   Twelve Months Ended
                                December 31         December 31
    Thousands                 1996       1995       1996       1995
    Interest (net of
      amount capitalized)   $1,909     $1,691    $15,802    $14,031
    Income taxes            $    -     $    -    $30,608    $23,244

3.  Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

4.  Gas in Underground Storage.
    Based on the cost of purchased gas during December 1996, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at December 31, 1996, by approximately $39,934,000.

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

    The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

                              Three Months Ended   Twelve Months Ended
                                 December 31         December 31
    Thousands                    1996     1995       1996       1995
    AFUDC-Borrowed Funds      $   157  $    84     $  356     $  236
    AFUDC-Equity Funds            128       69        291        194
    Total AFUDC Capitalized   $   285  $   153     $  647     $  430

7.  Environmental Costs.
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers.

    On May 3, 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. On January 21, 1997, this ruling was affirmed by the Indiana Court of Appeals. The company is planning to petition for transfer to the Indiana Supreme Court.

    On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division, against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Since the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law, it intends to appeal all adverse rulings to the United States Court of Appeals for the Seventh Circuit. However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of December 31, 1996, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount in excess of $14.7 million.

    The Court's rulings have had no material impact on earnings since Indiana Gas has previously recorded all costs (in aggregate $14.8 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

8.  Postretirement Benefits Other Than Pensions
    On May 3, 1995, the IURC issued an order authorizing
    Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with Statement of Financial Accounting Standards No. 106, Employers'
    Accounting for Postretirement Benefits Other Than
    Pensions (SFAS 106). The Office of Utility Consumer
    Counselor appealed the order.  On January 21, 1997, the
    Indiana Court of Appeals affirmed the IURC decision authorizing recovery.

9.  Nonutility Income.
    Nonutility income includes the earnings recognized from Indiana Energy's gas marketing affiliates. Prior to April 1, 1996, IES provided natural gas and related services to other gas utilities and customers in Indiana and surrounding states, and from January 1, 1996, to March 31, 1996, to Indiana Gas. ProLiance Energy, LLC (ProLiance), a nonregulated marketing affiliate, assumed the business of IES effective April 1, 1996, and is the supplier of gas and related services to both Indiana Gas and Citizens Gas and Coke Utility (Citizens Gas). The company's investment in ProLiance is accounted for using the equity method. ProLiance's fiscal year ends on August 31.

    Indiana Energy's gas marketing affiliates' contribution to nonutility income is listed below.

                                               Three Months Ended  Twelve Months Ended
                                                  December 31          December 31
    THOUSANDS                                    1996     1995        1996     1995
    Nonutility income (loss):
    Gas marketing affiliates, net of reserve   $  908   $  163     $ 4,010   $  239
    Other - net                                   (42)       2         262      678
                                               $  866   $  165     $ 4,272   $  917

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

10. Affiliate Transactions.
    ProLiance began providing natural gas supply and related services to Indiana Gas effective April 1, 1996.
    Indiana Gas' purchases from ProLiance for the three- and twelve-month periods ended December 31, 1996, totalled $103.2 million and $221.1 million, respectively.
    Amounts owed by Indiana Gas to ProLiance were $47.0 million at December 31, 1996, and are included in Accounts Payable on the Consolidated Balance Sheet.

    As of December 31, 1996, ProLiance has an available letter of credit with a bank to borrow up to $30 million. Borrowings are secured by a support agreement signed by Indiana Energy and Citizens Gas.

11. Reclassifications.
    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.


Indiana Energy, Inc. and Subsidiary Companies
Management's Discussion and Analysis of Results of
  Operations and Financial Condition

Results of Operations

                       Earnings
    The majority of Indiana Energy Inc.'s (Indiana Energy) consolidated earnings are from the operations of its gas distribution subsidiary, Indiana Gas Company, Inc.
(Indiana Gas). Nonutility operations include IGC Energy,
Inc., Energy Realty, Inc. and Indiana Energy Services,
Inc. (IES), indirect wholly-owned subsidiaries of Indiana
Energy, as well as the 50-percent interest in ProLiance
Energy, LLC (see ProLiance Energy, LLC).  Though Indiana
Energy will continue to consider nonutility opportunities for investment, its principal business is expected to continue to be gas distribution.

    Utility income, net income and earnings per average share of common stock for the three- and twelve-month periods ended December 31, 1996, when compared to the same periods one year ago, are listed below. The decrease in utility earnings for the three-month period is primarily attributable to normal weather for the current quarter as compared to the prior year which was 9 percent colder than normal. The twelve-month utility earnings reflect increased margin attributable to weather that was 5 percent colder than normal as compared to the prior year which was about normal, and the addition of new customers.
The increase in margin for the twelve-month period was offset by increased operating expenses, including the acceleration of several distribution system maintenance projects during the period. Nonutility income increased for the quarter and twelve-month period as a result of the operations of Indiana Energy's gas marketing affiliates.

                                     Three Months Ended  Twelve Months Ended
                                         December 31          December 31
                                       1996      1995        1996     1995
Utility income (millions of dollars)  $16.4     $18.9       $36.1    $40.3
Net income (millions of dollars)      $17.3     $19.1       $40.4    $41.2
Earnings per average share of
 common stock                         $ .77    $  .85       $1.79    $1.83

    The following discussion of operating results relates primarily to the operations of Indiana Gas.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended December 31, 1996, decreased $2.5 million compared to the same period last year. The decrease reflects normal weather for the current quarter as compared to the prior year which was 9 percent colder than normal.

    Margin for the twelve-month period ended December 31, 1996, increased $8.1 million compared to the same period last year. The increase is primarily attributable to weather that was 5 percent colder than normal as compared to the prior year which was about normal. Additional residential and commercial customers, as well as rate recovery (beginning May 1995) of postretirement benefit costs recognized in accordance with Statement of Financial
Accounting Standards No. 106, Employers' Accounting for
Postretirement Benefits Other Than Pensions (SFAS 106) also contributed to the increase.

    Total system throughput (combined sales and transportation) decreased 4 percent (1.7 MMDth) for the three-month period ended December 31, 1996, compared to the same period one year ago. For the twelve-month period, throughput increased 6 percent (6.5 MMDth) compared to the same period last year. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs.
Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased increased to $4.04 for the three-month period ended December 31, 1996, compared to $2.71 for the same period one year ago.
For the twelve-month period, cost of gas per unit increased to $3.55 in the current period compared to $2.55 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses increased $.5 million for the three-month period ended December 31, 1996, when compared to the same period one year ago. The increase is primarily due to higher labor costs and related benefits.

    Operation and maintenance expenses for the twelve-month period increased $8.6 million when compared to the same period last year partly due to the acceleration of several distribution system maintenance projects into fiscal 1996 permitted by higher earnings attributable to the colder than normal weather. Higher performance-based compensation and recognition (beginning May 1995) of postretirement benefit costs in accordance with SFAS 106 also contributed to the increase.

    Depreciation and amortization expense increased for the three- and twelve-month periods ended December 31, 1996, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes decreased for the three- and twelve-month periods ended December 31, 1996, when compared to the same periods one year ago due to lower taxable utility income.

    Taxes other than income taxes increased for the three-month period ended December 31, 1996, when compared to the same period one year ago due to higher property tax expense. Taxes other than income taxes increased for the twelve-month period due to higher property tax expense and higher gross receipts tax expense resulting from increased revenue.

                   Interest Expense
    Interest expense increased for the three- and twelve-month periods ended December 31, 1996, when compared to the same periods one year ago due to an increase in average debt outstanding slightly offset by a decrease in interest rates.

                   Nonutility Income
    Nonutility income increased for the three- and twelve-month periods ended December 31, 1996, when compared to the same periods one year ago due primarily to higher earnings recognized from Indiana Energy's gas marketing affiliates. Prior to April 1, 1996, IES provided natural gas and related services to other gas utilities and customers in Indiana and surrounding states, and from January 1, 1996, to March 31, 1996, to Indiana Gas.
ProLiance assumed the business of IES effective April 1, 1996, and now is the supplier of gas and related services to both Indiana Gas and Citizens Gas and Coke Utility
(see following).

Other Operating Matters

                 ProLiance Energy, LLC
    Two proceedings which may affect the formation, operation or earnings of ProLiance are currently pending before the IURC. The first proceeding was initiated by a small group of Indiana Gas' and Citizens Gas' large-volume customers who contend that the gas service contracts between ProLiance and Indiana Gas and Citizens Gas should be disapproved by the IURC or, alternatively, that the IURC should regulate the operations of ProLiance. On
September 27, 1996, the IURC issued a partial decision in that proceeding and found that ProLiance is not subject to regulation as a public utility. The IURC did confirm that it will continue to monitor gas costs incurred by Indiana
Gas. Hearings on the remaining issues were concluded on October 9, 1996. A decision from the IURC is expected during the first half of calendar 1997.

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

              Indiana Legislative Matters
    On April 26, 1995, the Indiana General Assembly enacted legislation which provides flexibility to the IURC for future regulation of Indiana utilities. The law recognizes that competition is increasing in the provision of energy services and that flexibility in the regulation of energy services providers is essential to the well-being of the state, its economy and its citizens. Under the law, an energy utility can present to the IURC a broad range of proposals from performance-based ratemaking to complete deregulation of a utility's operations. The law gives the IURC the authority to adopt alternative regulatory practices, procedures and mechanisms and establish rates and charges that are in the public interest, and will enhance or maintain the value of the energy utility's retail energy services or property. It also provides authority for the IURC to establish rates and charges based on market or average prices that use performance-based rewards or penalties, or which are designed to promote efficiency in the rendering of retail energy services.

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers.

    On May 3, 1995, Indiana Gas received an order from the
IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. On January 21, 1997, this ruling was affirmed by the Indiana Court of Appeals.
The company is planning to petition for transfer to the Indiana Supreme Court.

    On April 14, 1995, Indiana Gas filed suit in the
United States District Court for the Northern District of
Indiana, Fort Wayne Division, against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Since the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law, it intends to appeal all adverse rulings to the United States
Court of Appeals for the Seventh Circuit. However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. There can be no assurance as to whether Indiana
Gas will prevail on this appeal. As of December 31, 1996, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount in excess of $14.7 million.

    The Court's rulings have had no material impact on earnings since Indiana Gas has previously recorded all costs (in aggregate $14.8 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

      Postretirement Benefits Other Than Pensions
    On May 3, 1995, the IURC issued an order authorizing
Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with Statement of Financial
Accounting Standards No. 106, Employers' Accounting for
Postretirement Benefits Other Than Pensions (SFAS 106).
The Office of Utility Consumer Counselor appealed the order. On January 21, 1997, the Indiana Court of Appeals affirmed the IURC decision authorizing recovery.

Liquidity and Capital Resources

    New construction, normal system maintenance and improvements, and information technology investments to provide service to a growing customer base will continue to require substantial capital expenditures. Capital expenditures for fiscal 1997 are estimated at $67.8 million of which $17.7 million have been expended during the three-month period ended December 31, 1996. For the twelve months ended December 31, 1996, Indiana Gas' capital expenditures totaled $71.9 million. Of this amount, 62 percent was provided by funds generated internally (utility income less dividends plus charges to utility income not requiring funds).

    Indiana Gas' long-term goal is to fund internally approximately 75 percent of its construction program.
Capitalization objectives for Indiana Gas are 55-65 percent common equity and 35-45 percent long-term debt.
This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa3 by Moody's Investors Service and AA- by Standard & Poor's Corporation.

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

Item 1.    Legal Proceedings

   See Note 7 of the Notes to Consolidated Financial
Statements for litigation matters involving insurance carriers pertaining to Indiana Gas' former manufactured gas plants and storage facilities.


Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits
           27   Financial Data Schedule, filed herewith.

       (b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 1996.


                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDIANA ENERGY, INC.
                                     Registrant




Dated February 13, 1997        /s/Niel C. Ellerbrook
                               Niel C. Ellerbrook
                               Executive Vice President, Treasurer
                               and Chief Financial Officer



Dated February  13, 1997       /s/Jerome A. Benkert
                               Jerome A. Benkert
                               Controller