Form 10-Q
period 1997-03-31
INDIANA ENERGY INC
filed 1997-05-14
CIK 780859

May 14, 1997



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

     We are transmitting herewith Indiana Energy, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
March 31, 1997, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

                              Very truly yours,


                              /s/Douglas S. Schmidt
                              Douglas S. Schmidt
DSS:rs

Enclosures


          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value     22,580,998      April 30, 1997
           Class                   Number of shares       Date


                   TABLE OF CONTENTS

                                                              Page
                                                             Numbers

Part I - Financial Information

    Consolidated Balance Sheets
      at March 31, 1997, and 1996
      and September 30, 1996

    Consolidated Statements of Income
      Three Months Ended March 31, 1997 and 1996,
       Six Months Ended March 31, 1997 and 1996, and Twelve Months Ended March 31, 1997 and 1996

    Consolidated Statements of Cash Flows
      Six Months Ended March 31, 1997 and 1996, and Twelve Months Ended March 31, 1997 and 1996

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

    Item 1 - Legal Proceedings

    Item 4 - Submission of Matters to a Vote of Security
             Holders

    Item 6 - Exhibits and Reports on Form 8-K




                                     INDIANA ENERGY, INC.
                                   AND SUBSIDIARY COMPANIES

                                 CONSOLIDATED BALANCE SHEETS

                                            ASSETS
                                   (Thousands - Unaudited)



                                                            March 31        September 30
                                                         1997       1996          1996
UTILITY PLANT:
    Original cost                                     $955,223   $896,411      $931,092
    Less - Accumulated depreciation and amortization   350,362    334,684       344,268
                                                       604,861    561,727       586,824

NONUTILITY PLANT AND OTHER INVESTMENTS - NET            19,980      8,837        10,338

CURRENT ASSETS:
    Cash and cash equivalents                               18     36,694            20
    Accounts receivable, less reserves of
        $3,220, $2,990 and $1,853, respectively         45,841     67,940        14,598
    Accrued unbilled revenues                           25,104     33,300         8,158
    Materials and supplies - at average cost             3,820      4,178         4,611
    Liquefied petroleum gas - at average cost              860        527           507
    Gas in underground storage - at last-in,
        first-out cost                                     467     10,997        39,083
    Recoverable gas costs                               15,097          -         2,710
    Prepayments and other                                  789        982            46
                                                        91,996    154,618        69,733

DEFERRED CHARGES:
    Unamortized debt discount and expense                7,271      6,898         7,585
    Other                                                7,674      9,799         7,983
                                                        14,945     16,697        15,568

                                                      $731,782   $741,879      $682,463



                                             INDIANA ENERGY, INC.
                                           AND SUBSIDIARY COMPANIES

                                          CONSOLIDATED BALANCE SHEETS

                                      SHAREHOLDERS' EQUITY AND LIABILITIES
                                              (Thousands - Unaudited)



                                                                 March 31       September 30
                                                              1997       1996        1996
CAPITALIZATION:
    Common stock (no par value) - authorized 64,000,000
        shares - issued and outstanding 22,580,998,
        22,531,102 and 22,474,402 shares, respectively     $146,508   $145,231    $143,875
    Less unearned compensation - restricted stock grants      2,002        723         525
                                                            144,506    144,508     143,350
    Retained earnings                                       181,826    168,646     152,972
        Total common shareholders' equity                   326,332    313,154     296,322
    Long-term debt                                          142,882    197,118     178,063
                                                            469,214    510,272     474,385

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                                    35,272        267         272
    Notes payable                                            42,300      3,800      28,036
    Accounts payable                                         31,458     68,404      34,192
    Refundable gas costs                                          -      3,563           -
    Customer deposits and advance payments                    5,680      3,638      14,256
    Accrued taxes                                            19,893     25,643       4,206
    Accrued interest                                          2,632      2,910       2,552
    Other current liabilities                                25,259     27,773      27,356
                                                            162,494    135,998     110,870

DEFERRED CREDITS:
    Deferred income taxes                                    67,977     65,787      66,862
    Unamortized investment tax credit                        10,709     11,639      11,173
    Regulatory income tax liability                           2,835      3,797       2,835
    Other                                                    18,553     14,386      16,338
                                                            100,074     95,609      97,208

COMMITMENTS AND CONTINGENCIES (see Notes 7 & 9)                   -          -           -

                                                           $731,782   $741,879    $682,463



                                          INDIANA ENERGY, INC.
                                        AND SUBSIDIARY COMPANIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                    (Thousands except per share data)
                                                (Unaudited)



                                               Three Months              Six Months
                                              Ended March 31           Ended March 31
                                             1997        1996         1997        1996
UTILITY OPERATING REVENUES               $ 215,695   $ 222,553    $ 388,176   $ 376,862
COST OF GAS                                140,345     144,017      250,181     233,214
MARGIN                                      75,350      78,536      137,995     143,648

UTILITY OPERATING EXPENSES:
    Other operation and maintenance         20,378      23,018       39,615      41,708
    Depreciation and amortization            8,787       8,230       17,411      16,348
    Income taxes                            13,994      14,593       23,862      25,998
    Taxes other than income taxes            5,038       5,415        9,694       9,660
                                            48,197      51,256       90,582      93,714

UTILITY OPERATING INCOME                    27,153      27,280       47,413      49,934

INTEREST                                     4,449       4,088        8,734       8,080

OTHER                                         (435)       (638)        (879)       (904)
                                             4,014       3,450        7,855       7,176

UTILITY INCOME                              23,139      23,830       39,558      42,758

NONUTILITY INCOME                            1,210       2,404        2,076       2,569

NET INCOME                               $  24,349   $  26,234    $  41,634   $  45,327

AVERAGE COMMON SHARES OUTSTANDING           22,580      22,535       22,579      22,537

EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK                         $    1.07   $    1.16    $    1.84   $    2.01




                                          INDIANA ENERGY, INC.
                                        AND SUBSIDIARY COMPANIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                    (Thousands except per share data)
                                              (Unaudited)



                                                                      Twelve Months
                                                                      Ended March 31
                                                                      1997        1996
UTILITY OPERATING REVENUES                                        $ 541,908   $ 517,142
COST OF GAS                                                         337,098     306,649
MARGIN                                                              204,810     210,493

UTILITY OPERATING EXPENSES:
    Other operation and maintenance                                  82,043      79,866
    Depreciation and amortization                                    34,295      32,220
    Income taxes                                                     21,038      26,010
    Taxes other than income taxes                                    16,402      15,535
                                                                    153,778     153,631

UTILITY OPERATING INCOME                                             51,032      56,862

INTEREST                                                             16,561      15,787

OTHER                                                                  (959)     (1,852)
                                                                     15,602      13,935

UTILITY INCOME                                                       35,430      42,927

NONUTILITY INCOME                                                     3,078       2,406

NET INCOME                                                        $  38,508   $  45,333

AVERAGE COMMON SHARES OUTSTANDING                                    22,534      22,549

EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK                                                  $    1.71   $    2.01



                                                     INDIANA ENERGY, INC.
                                                  AND SUBSIDIARY COMPANIES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Thousands - Unaudited)


                                                                          Six Months           Twelve Months
                                                                        Ended March 31        Ended March 31
                                                                       1997       1996        1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 41,634   $ 45,327    $ 38,508   $ 45,333

   Adjustments to reconcile net income to cash
       provided from operating activities -
           Depreciation and amortization                              17,505     16,459      34,487     32,440
           Deferred income taxes                                       1,115        691       1,228      3,081
           Investment tax credit                                        (465)      (465)       (930)      (930)
           Undistributed earnings of unconsolidated affiliates        (3,231)       (58)     (4,201)      (226)
                                                                      14,924     16,627      30,584     34,365
   Changes in assets and liabilities -
           Receivables - net                                         (48,189)   (81,042)     30,295    (44,056)
           Inventories                                                39,054     48,465      10,555     22,864
           Accounts payable, customer deposits,
              advance payments and other current liabilities         (13,407)     9,210     (37,418)    42,854
           Accrued taxes and interest                                 15,767     18,051      (6,028)     2,099
           Refundable/recoverable gas costs                          (12,387)    (1,320)    (18,660)   (21,921)
           Prepayments                                                  (743)      (854)        209         75
           Other - net                                                 2,318      2,109       5,072      5,642
               Total adjustments                                      (2,663)    11,246      14,609     41,922
                   Net cash flows from operations                     38,971     56,573      53,117     87,255

CASH FLOWS FROM (REQUIRED FOR) FINANCING
 ACTIVITIES:
        Repurchase of common stock                                         -       (760)     (1,356)      (760)
        Sale of long-term debt                                            32     21,035          65     41,847
        Reduction in long-term debt                                     (213)      (213)    (19,296)      (259)
        Net change in short-term borrowings                           14,264     (2,225)     38,500    (12,100)
        Dividends on common stock                                    (12,780)   (12,348)    (25,328)   (24,470)

           Net cash flows from (required for) financing activities     1,303      5,489      (7,415)     4,258

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                             (36,676)   (23,610)    (79,447)   (52,504)
    Net change in nonutility plant and other investments              (3,600)    (1,778)     (2,931)    (2,335)

           Net cash flows required for investing activities          (40,276)   (25,388)    (82,378)   (54,839)

NET INCREASE (DECREASE) IN CASH                                           (2)    36,674     (36,676)    36,674
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                                20         20      36,694         20
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $     18   $ 36,694    $     18   $ 36,694



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

2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash Flows, Indiana Energy considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                            Six Months Ended    Twelve Months Ended
                                March 31             March 31
    Thousands                  1997     1996       1997        1996
    Interest (net of
      amount capitalized)   $ 8,163  $ 7,806    $16,173     $14,802
    Income taxes            $12,015  $12,312    $30,311     $25,842

3.  Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

4.  Gas in Underground Storage.
    Based on the cost of purchased gas during March 1997, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at March 31, 1997, by approximately $12,292,000.

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

    The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

                                Three Months Ended    Six Months Ended       Twelve Months Ended
                                    March 31              March 31                March 31
    Thousands                   1997          1996    1997        1996       1997           1996
    AFUDC-Borrowed Funds        $151          $ 71    $308        $155       $436           $262
    AFUDC-Equity Funds           124            58     252         127        357            215
    Total AFUDC Capitalized     $275          $129    $560        $282       $793           $477

7.  Environmental Costs.
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers.

    On May 3, 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. On January 21, 1997, this ruling was affirmed by the Indiana Court of Appeals. On February 19, 1997, the company petitioned for transfer to the Indiana Supreme Court.

    On April 14, 1995, Indiana Gas filed suit in the United
    States District Court for the Northern District of
    Indiana, Fort Wayne Division, against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October
    2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law and has appealed all adverse rulings to the United
    States Court of Appeals for the Seventh Circuit.
    However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of March 31, 1997, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount in excess of $14.7 million.

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

    Indiana Energy's gas marketing affiliates' contribution to nonutility income is listed below.

                                Three Months Ended   Six Months Ended   Twelve Months Ended
                                     March 31           March 31             March 31
    Thousands                     1997         1996     1997      1996     1997         1996
    Nonutility income (loss):
    Gas marketing affiliates,
     net of reserve             $1,398       $2,521   $2,352    $2,684   $2,886       $2,710
    Other - net                   (188)        (117)    (276)     (115)     192         (304)
                                $1,210       $2,404   $2,076    $2,569   $3,078       $2,406

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

    As a result of the two on-going proceedings, $4.1 million of Indiana Energy's share of its gas marketing affiliates' net income has been reserved until the outcome of these proceedings can be determined.

10. Affiliate Transactions.
    ProLiance began providing natural gas supply and related services to Indiana Gas effective April 1, 1996.
    Indiana Gas' purchases from ProLiance for the three-, six- and twelve-month periods ended March 31, 1997, totalled $97.7 million, $200.8 million and $318.8 million, respectively. Amounts owed by Indiana Gas to ProLiance were $21.1 million at March 31, 1997, and are included in Accounts Payable on the Consolidated Balance Sheet.

    As of March 31, 1997, ProLiance has an available letter of credit with a bank to borrow up to $30 million.
    Borrowings are secured by a support agreement signed by Indiana Energy and Citizens Gas.

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

    Utility income, net income and earnings per average share of common stock for the three-, six- and twelve-month periods ended March 31, 1997, when compared to the same periods one year ago, are listed below. The decreases in utility income for the three- and six-month periods are primarily attributable to significantly warmer weather than last year, offset somewhat by lower operation and maintenance expenses, as well as the addition of new residential and commercial customers. The twelve-month utility earnings reflect weather 8 percent warmer than last year, offset somewhat by the addition of new residential and commercial customers. Higher operation and maintenance expenses, resulting in part from the acceleration of several distribution system maintenance projects into the last half of fiscal year 1996, also contributed to the decline in utility income for the twelve-month period. The acceleration of these projects was made possible by higher earnings attributable to colder than normal weather during the 1996 heating season.
The differences in net income for all periods additionally reflect the earnings recognized from Indiana Energy's gas marketing affiliates.

                         Three Months Ended   Six Months Ended   Twelve Months Ended
                             March 31            March 31            March 31
                          1997         1996     1997      1996    1997          1996
Utility income
 (millions of dollars)   $23.1        $23.8    $39.6     $42.8   $35.4         $42.9
Net income
 (millions of dollars)   $24.3        $26.2    $41.6     $45.3   $38.5         $45.3
Earnings per average
 share of common stock   $1.07        $1.16    $1.84     $2.01   $1.71         $2.01

    The following discussion of operating results relates primarily to the operations of Indiana Gas.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended March 31, 1997, decreased
$3.2 million compared to the same period last year. The decrease reflects weather 12 percent warmer than the same period last year and 7 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Margin for the six-month period ended March 31, 1997, decreased $5.7 million compared to the same period last year. The decrease is primarily attributable to weather
10 percent warmer than the same period last year and 4 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Margin for the twelve-month period ended March 31, 1997, decreased $5.7 million compared to the same period last year. The decrease is primarily attributable to weather that was 8 percent warmer than the same period last year and 2 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Total system throughput (combined sales and transportation) decreased 6 percent (3.1 MMDth) for the second quarter of fiscal 1997, 5 percent (4.9 MMDth) for the six-month period and 3 percent (3.6 MMDth) for the twelve-month period ended March 31, 1997, compared to the same periods one year ago. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs.
Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased increased to $3.89 for the three-month period ended March 31, 1997, compared to $3.56 for the same period one year ago. For the six-month period, cost of gas per unit increased to $3.97 in the current period compared to $3.14 for the same period last year. For the twelve-month period, cost of gas per unit increased to $3.65 in the current period compared to $2.83 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses decreased $2.6 million and $2.1 million for the three- and six-month periods ended March 31, 1997, respectively, when compared to the same periods one year ago. The decreases are primarily due to lower labor-related costs, including performance-based compensation.

    Operation and maintenance expenses for the twelve-month period increased $2.2 million when compared to the same period last year due in part from the acceleration of several distribution system maintenance projects into the last half of fiscal 1996. The acceleration of these projects was made possible by higher earnings attributable to colder than normal weather during the 1996 heating season.

    Depreciation and amortization expense increased for the three-, six- and twelve-month periods ended March 31, 1997, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes decreased for the three-
, six- and twelve-month periods ended March 31, 1997, when compared to the same periods one year ago due to lower taxable utility income.

    Taxes other than income taxes remained approximately the same for the three- and six-month periods ended March
31, 1997, when compared to the same periods one year ago.
Taxes other than income taxes increased for the twelve-month period due to higher property tax expense and higher gross receipts tax expense resulting from increased revenue.

                   Interest Expense
    Interest expense increased for the three-, six- and twelve-month periods ended March 31, 1997, when compared to the same periods one year ago due to an increase in average debt outstanding slightly offset by a decrease in interest rates.

                   Nonutility Income
    Nonutility income decreased for the three- and six-month periods ended March 31, 1997, while increasing for the twelve-month period, when compared to the same periods one year ago. The changes in nonutility income for all periods primarily reflect the earnings recognized from Indiana Energy's gas marketing affiliates. Prior to April
1, 1996, IES provided natural gas and related services to other gas utilities and customers in Indiana and surrounding states, and from January 1, 1996, to March 31, 1996, to Indiana Gas. ProLiance assumed the business of IES effective April 1, 1996, and now is the supplier of gas and related services to both Indiana Gas and Citizens
Gas and Coke Utility (see ProLiance Energy, LLC below).

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

    As a result of the two on-going proceedings, $4.1 million of Indiana Energy's share of its gas marketing affiliates' net income has been reserved until the outcome of these proceedings can be determined.

                      CIGMA, LLC
    On April 1, 1997, IGC Energy, Inc., an indirect wholly owned subsidiary of Indiana Energy, and Citizens By-
Products Coal Company, a wholly owned subsidiary of Citizens Gas and Coke Utility (Citizens Gas), formed
CIGMA, a jointly and equally owned limited liability company. CIGMA will provide materials acquisition and related services for Indiana Gas and Citizens Gas, as well as similar services for third parties.

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers.

    On May 3, 1995, Indiana Gas received an order from the
IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. On January 21, 1997, this ruling was affirmed by the Indiana Court of Appeals.
On February 19, 1997, the company petitioned for transfer to the Indiana Supreme Court.

    On April 14, 1995, Indiana Gas filed suit in the
United States District Court for the Northern District of
Indiana, Fort Wayne Division, against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law and has appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit.
However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of March 31, 1997, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount in excess of $14.7 million.

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

Liquidity and Capital Resources

    New construction, normal system maintenance and improvements, and information technology investments to provide service to a growing customer base will continue to require substantial capital expenditures. Capital expenditures for fiscal 1997 are estimated at $68.0 million of which $36.7 million have been expended during the six-month period ended March 31, 1997. For the twelve months ended March 31, 1997, Indiana Gas' capital expenditures totaled $79.4 million. Of this amount, 56 percent was provided by funds generated internally (utility income less dividends plus charges to utility income not requiring funds).

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

Item 4.    Submission of Matters to a Vote of Security
Holders

   At the annual meeting of shareholders of Indiana
Energy, Inc. on January 22, 1997, (the "Annual
Meeting"), the shareholders elected the following directors by the vote specified opposite each director's name:

                                                                   Broker
Director               Votes For   Votes Withheld   Abstentions   Non-Vote
Loren K. Evans        18,362,502      243,677            -           -
Niel C. Ellerbrook    18,368,794      237,385            -           -
Fred A. Poole         18,357,807      248,372            -           -
Jean L. Wojtowicz     18,355,443      250,736            -           -

   The terms of the other seven board members, Paul T.
Baker, Lawrence A. Ferger, Otto N. Frenzel III, Anton
H. George, Don E. Marsh, Richard P. Rechter and James
C. Shook will expire in January 1998 or January 1999.


Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits
           3-A  Code of By-Laws as Amended and Restated
                on April 25, 1997, filed herewith.

           27   Financial Data Schedule, filed herewith.

       (b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 1997.


                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDIANA ENERGY, INC.
                                     Registrant




Dated May 14, 1997       /s/Niel C. Ellerbrook
                         Niel C. Ellerbrook
                         Executive Vice President, Treasurer
                         and Chief Financial Officer



Dated May 14, 1997       /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Controller