Form 10-Q
period 1997-06-30
INDIANA ENERGY INC
filed 1997-08-13
CIK 780859

August 13, 1997



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Energy, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
June 30, 1997, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,



Douglas S. Schmidt

DSS:rs

Enclosures



          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9091

                 INDIANA ENERGY, INC.
(Exact name of registrant as specified in its charter)

          INDIANA                           35-1654378
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)           Identification No.)


1630 North Meridian Street,Indianapolis, Indiana  46202
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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value    22,581,424      July 31, 1997
            Class                Number of shares      Date

                   TABLE OF CONTENTS

                                                         Page
                                                       Numbers

Part I - Financial Information
    Consolidated Balance Sheets
      at June 30, 1997, and 1996
      and September 30, 1996

    Consolidated Statements of Income
      Three Months Ended June 30, 1997 and 1996,
       Nine Months Ended June 30, 1997 and 1996, and Twelve Months Ended June 30, 1997 and 1996

    Consolidated Statements of Cash Flows
      Nine Months Ended June 30, 1997 and 1996, and Twelve Months Ended June 30, 1997 and 1996

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K

                                            INDIANA ENERGY, INC.
                                          AND SUBSIDIARY COMPANIES

                                        CONSOLIDATED BALANCE SHEETS

                                                   ASSETS
                                           (Thousands - Unaudited)


                                                              June 30         September 30
                                                          1997       1996          1996
UTILITY PLANT:
    Original cost                                      $968,416   $904,479      $931,092
    Less - Accumulated depreciation and amortization    357,694    339,651       344,268
                                                        610,722    564,828       586,824

NONUTILITY PLANT AND OTHER INVESTMENTS - NET             28,239     10,372        10,338

CURRENT ASSETS:
    Cash and cash equivalents                                20     36,249            20
    Accounts receivable, less reserves of
        $2,253, $1,511 and $1,853, respectively          20,657     33,040        14,598
    Accrued unbilled revenues                             7,994      6,929         8,158
    Materials and supplies - at average cost                428      4,187         4,611
    Liquefied petroleum gas - at average cost               847        509           507
    Gas in underground storage - at last-in,
        first-out cost                                    9,918     20,029        39,083
    Recoverable gas costs                                   967          -         2,710
    Prepayments and other                                   424        508            46
                                                         41,255    101,451        69,733

DEFERRED CHARGES:
    Unamortized debt discount and expense                 7,115      6,824         7,585
    Other                                                 5,497      9,386         7,983
                                                         12,612     16,210        15,568

                                                       $692,828   $692,861      $682,463

                                                   INDIANA ENERGY, INC.
                                                 AND SUBSIDIARY COMPANIES

                                                CONSOLIDATED BALANCE SHEETS

                                            SHAREHOLDERS' EQUITY AND LIABILITIES
                                                   (Thousands - Unaudited)


                                                                  June 30       September 30
                                                              1997       1996        1996
CAPITALIZATION:
    Common stock (no par value) - authorized 64,000,000
        shares - issued and outstanding 22,580,998,
        22,474,402, and 22,474,402 shares, respectively    $146,508   $143,875    $143,875
    Less unearned compensation - restricted stock grants      1,798        624         525
                                                            144,710    143,251     143,350
    Retained earnings                                       181,901    165,281     152,972
        Total common shareholders' equity                   326,611    308,532     296,322
    Long-term debt                                          142,899    178,185     178,063
                                                            469,510    486,717     474,385

CURRENT LIABILITIES:
    Maturities and sinking fund requirements
        of long-term debt                                    35,272     19,217         272
    Notes payable                                            12,550      3,800      28,036
    Accounts payable (See Note 11)                           23,327     30,768      34,192
    Refundable gas costs                                          -      6,522           -
    Customer deposits and advance payments                    6,670      3,572      14,256
    Accrued taxes                                            12,319     15,641       4,206
    Accrued interest                                          4,457      5,269       2,552
    Other current liabilities                                27,558     24,564      27,356
                                                            122,153    109,353     110,870

DEFERRED CREDITS:
    Deferred income taxes                                    68,533     66,362      66,862
    Unamortized investment tax credit                        10,477     11,407      11,173
    Regulatory income tax liability                           2,835      3,797       2,835
    Other                                                    19,320     15,225      16,338
                                                            101,165     96,791      97,208

COMMITMENTS AND CONTINGENCIES (See Notes 8 & 10)                  -          -           -

                                                           $692,828   $692,861    $682,463

                                                  INDIANA ENERGY, INC.
                                               AND SUBSIDIARY COMPANIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                            (Thousands except per share data)
                                                       (Unaudited)

                                               Three Months             Nine Months
                                               Ended June 30           Ended June 30
                                             1997        1996         1997        1996
UTILITY OPERATING REVENUES               $  83,733   $  91,211    $ 471,909   $ 468,073
COST OF GAS (See Note 11)                   40,084      52,464      290,265     285,678
MARGIN                                      43,649      38,747      181,644     182,395

UTILITY OPERATING EXPENSES:
    Other operation and maintenance         20,755      19,986       60,370      61,694
    Depreciation and amortization            8,767       8,391       26,178      24,739
    Income taxes                             2,499       1,063       26,361      27,061
    Taxes other than income taxes            3,829       3,444       13,523      13,104
                                            35,850      32,884      126,432     126,598

UTILITY OPERATING INCOME                     7,799       5,863       55,212      55,797

INTEREST                                     3,906       4,040       12,640      12,120
OTHER                                         (416)       (450)      (1,295)     (1,354)
                                             3,490       3,590       11,345      10,766

UTILITY INCOME                               4,309       2,273       43,867      45,031

NONUTILITY INCOME                            2,157         529        4,233       3,098

NET INCOME                               $   6,466   $   2,802    $  48,100   $  48,129

AVERAGE COMMON SHARES OUTSTANDING           22,581      22,501       22,580      22,525

EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK                         $    0.29   $    0.13    $    2.13   $    2.14


                                                      INDIANA ENERGY, INC.
                                                   AND SUBSIDIARY COMPANIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                              (Thousands except per share data)
                                                           (Unaudited)

                                                                        Twelve Months
                                                                        Ended June 30
                                                                      1997        1996
UTILITY OPERATING REVENUES                                        $ 534,430   $ 525,272
COST OF GAS (See Note 11)                                           324,718     315,408
MARGIN                                                              209,712     209,864

UTILITY OPERATING EXPENSES:
    Other operation and maintenance                                  82,812      81,600
    Depreciation and amortization                                    34,671      32,730
    Income taxes                                                     22,474      24,695
    Taxes other than income taxes                                    16,787      15,914
                                                                    156,744     154,939

UTILITY OPERATING INCOME                                             52,968      54,925

INTEREST                                                             16,427      15,890
OTHER                                                                  (925)     (1,838)
                                                                     15,502      14,052

UTILITY INCOME                                                       37,466      40,873

NONUTILITY INCOME                                                     4,706       3,038

NET INCOME                                                        $  42,172   $  43,911

AVERAGE COMMON SHARES OUTSTANDING                                    22,554      22,534

EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK                                                  $    1.87   $    1.95


                                                            INDIANA ENERGY, INC.
                                                          AND SUBSIDIARY COMPANIES

                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Thousands - Unaudited)



                                                                     Nine Months            Twelve Months
                                                                     Ended June 30          Ended June 30
                                                                   1997       1996        1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $ 48,100   $ 48,129    $ 42,172   $ 43,911

   Adjustments to reconcile net income to cash
       provided from operating activities -
           Depreciation and amortization                          26,318     24,904      34,858     32,950
           Deferred income taxes                                   1,671      1,266       1,209      3,050
           Investment tax credit                                    (697)      (697)       (930)      (930)
           Gain on sale of nonutility assets                      (2,923)         -      (2,923)         -
           Undistributed earnings of unconsolidated affiliates    (3,860)        79      (4,850)       156
                                                                  20,509     25,552      27,364     35,226
   Changes in assets and liabilities -
           Receivables - net                                      (5,895)   (19,771)     11,318    (18,038)
           Inventories                                            33,008     39,442      13,532     24,086
           Accounts payable, customer deposits,
              advance payments and other current liabilities     (18,249)   (31,701)     (1,349)    (7,156)
           Accrued taxes and interest                             10,018     10,408      (4,134)    (3,011)
           Refundable/recoverable gas costs                        1,743      1,639      (7,489)   (11,049)
           Prepayments                                              (378)      (383)        103         70
           Other - net                                             5,796      2,072       8,467      3,837
               Total adjustments                                  46,552     27,258      47,812     23,965
                   Net cash flow from operations                  94,652     75,387      89,984     67,876

CASH FLOWS REQUIRED FOR FINANCING
    ACTIVITIES:
        Repurchase of common stock                                     -     (2,116)          -     (2,116)
        Sale of long-term debt                                        49     21,052          65     21,864
        Reduction in long-term debt                                 (213)      (213)    (19,296)      (213)
        Net change in short-term borrowings                      (15,486)    (2,225)      8,750          -
        Dividends on common stock                                (19,171)   (18,515)    (25,552)   (24,689)

            Net cash flow required for financing activities      (34,821)    (2,017)    (36,033)    (5,154)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                         (52,416)   (35,732)    (83,065)   (52,099)
    Nonutility investments - net                                 (10,415)    (1,409)    (10,115)    (1,994)
    Proceeds from sale of nonutility assets                        3,000          -       3,000          -

            Net cash flow required for investing activities      (59,831)   (37,141)    (90,180)   (54,093)

NET INCREASE (DECREASE) IN CASH                                        -     36,229     (36,229)     8,629
CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                            20         20      36,249     27,620
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $     20   $ 36,249    $     20   $ 36,249


Indiana Energy, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements

1.  Financial Statements.
    The consolidated financial statements include the accounts of Indiana Energy, Inc. (Indiana Energy) and its wholly- and majority-owned subsidiaries, after elimination of intercompany transactions. The consolidated financial statements separate the regulated utility operations, principally Indiana Gas Company, Inc. (Indiana Gas), from nonutility operations. The nonutility operations include IGC Energy, Inc. (IGC Energy), Energy Realty, Inc. (Energy Realty) and Indiana Energy Services, Inc. (IES), indirect wholly-owned subsidiaries of Indiana Energy, as well as the 50-percent interests in ProLiance Energy, LLC (see Note 10) and CIGMA, LLC (see Note 11).

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

2.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash Flows, Indiana Energy considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                             Nine Months Ended    Twelve Months Ended
                                  June 30              June 30
    Thousands                1997         1996    1997           1996
    Interest (net of
      amount capitalized)   $ 9,913     $ 9,437  $16,291       $14,736
    Income taxes            $17,701     $20,756  $27,553       $30,636


3.  Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

4.  Gas in Underground Storage.
    Based on the cost of purchased gas during June 1997, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at June 30, 1997, by approximately $11,565,000.

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

    The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

                               Three Months Ended   Nine Months Ended   Twelve Months Ended
                                    June 30             June 30              June 30
    Thousands                  1997          1996   1997         1996   1997           1996
    AFUDC-Borrowed Funds       $129          $60    $437         $215   $505           $276
    AFUDC-Equity Funds          106           49     358          176    414            226
    Total AFUDC Capitalized    $235         $109    $795         $391   $919           $502


7.  Long-Term Debt.
    During July 1997, Indiana Gas issued $15 million in aggregate principal amount of its Medium-Term Notes, Series E (Notes) as follows: $5.0 million of 6.42% Notes due July 7, 2027; $3.5 million of 6.68% Notes due July 7, 2027; and $6.5 million of 6.54% Notes due July 9, 2007. The net proceeds from the sale of the Notes will be used to finance Indiana Gas' continuing construction program and for other corporate purposes.

8.  Environmental Costs.
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers.

    On August 12, 1997, Indiana Gas signed an agreement with PSI Energy, Inc. (PSI) with respect to thirteen of the nineteen sites where PSI is a potentially responsible party (PRP), which provides for an equal sharing between Indiana Gas and PSI of past and future response costs at the thirteen sites. Further, Indiana Gas and PSI must jointly approve future management of the sites and the decisions to spend additional funds. Indiana Gas previously entered into an agreement with PSI providing for the sharing of costs related to another site. Indiana Gas expects in the near future to commence negotiations with PSI and Northern Indiana Public Service Company (NIPSCO) regarding the other five sites for which each is considered a PRP. These five sites are already the subject of an agreement between Indiana Gas and NIPSCO.

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

    On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division, against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law and has appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit. However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of June 30, 1997, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount in excess of $14.7 million.

    The Court's rulings have had no material impact on earnings since Indiana Gas has previously recorded all costs (in aggregate $14.9 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

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

10. Nonutility Income.
    The components of nonutility income, shown net of tax, are listed below.

                                Three Months Ended     Nine Months Ended       Twelve Months Ended
                                     June 30               June 30                  June 30
    Thousands                   1997          1996     1997         1996       1997           1996
    Nonutility income (loss):
    Gas marketing affiliates,
       net of reserve           $  338        $  84    $2,644       $2,768     $3,141         $2,792
    Gain on sale of
      nonutility assets          1,792            -     1,792            -      1,792              -
    Other - net                     27          445      (203)         330       (227)           246
                                $2,157        $ 529    $4,233       $3,098     $4,706         $3,038


    During June 1997, IGC Energy sold certain nonutility assets, resulting in an after-tax gain of approximately
    $1.8 million.

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

    Two proceedings which may affect the formation, operation or earnings of ProLiance are currently pending before the IURC. The first proceeding was initiated by a small group of Indiana Gas' and Citizens Gas' large-volume customers who contend that the gas service contracts between ProLiance and Indiana Gas and Citizens Gas should be disapproved by the IURC or, alternatively, that the IURC should regulate the operations of ProLiance. On September 27, 1996, the IURC issued a partial decision in that proceeding and found that ProLiance is not subject to regulation as a public utility. The IURC did confirm that it will continue to monitor gas costs incurred by Indiana Gas. Hearings on the remaining issues were concluded on October 9, 1996. The company is currently awaiting a decision from the IURC.

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

    As a result of the two on-going proceedings, at June 30, 1997, $4.6 million of Indiana Energy's cumulative share of its gas marketing affiliates' net income has been reserved until the outcome of these proceedings can be determined.

11. Affiliate Transactions.
    ProLiance began providing natural gas supply and related services to Indiana Gas effective April 1, 1996.
    Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three-, nine- and twelve-month periods ended June 30, 1997, totaled $51.6 million, $252.6 million and $309.7 million, respectively. Indiana Gas' purchases from ProLiance for the three months ended June 30, 1996, totaled $60.8 million.

    As of June 30, 1997, ProLiance has a standby letter of credit facility with a bank for letters up to $30 million. This facility is secured by a support agreement from Indiana Energy and Citizens Gas.

    On April 1, 1997, IGC Energy and Citizens By-Products
    Coal Company, a wholly owned subsidiary of Citizens
    Gas, formed CIGMA, LLC (CIGMA), a jointly and equally owned limited liability company. CIGMA provides materials acquisition and related services that are used by Indiana Gas and Citizens Gas, as well as similar services for third parties. Indiana Gas' purchases of these services for the three-month period ended June 30, 1997, totaled $4.6 million. IGC Energy made an initial capital contribution of $3.6 million to CIGMA, and will account for its 50-percent interest under the equity method.

    Amounts owed to affiliates totaled $18.0 million and $16.7 million at June 30, 1997 and 1996, respectively, and are included in Accounts Payable on the Consolidated Balance Sheets.

12. Energy Systems Group, LLC.
    On May 23, 1997, IGC Energy, Citizens By-Products Coal Company and Energy Systems Group, Inc. (ESGI) formed Energy Systems Group, LLC (ESG), an equally owned limited liability company. ESG will provide a package of products, services and skills to help energy users achieve enhanced energy and operational performance.
    The packages will provide for improvements to be paid for by the customers from savings generated within their existing operating budgets. ESG will assume the responsibilities of ESGI, an energy related performance contracting firm and wholly owned subsidiary of SIGCORP, Inc. IGC Energy's initial investment in ESG was recorded at $3.3 million and is payable over the next five years. The final investment amount may be higher depending on ESG's financial performance over that five-year period. IGC Energy's one-third interest in ESG will be accounted for under the equity method.

13. Reclassifications.
    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.

Indiana Energy, Inc. and Subsidiary Companies
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

                           Earnings
    The majority of Indiana Energy Inc.'s (Indiana Energy) consolidated earnings are from the operations of its gas distribution subsidiary, Indiana Gas Company, Inc.
(Indiana Gas). Nonutility operations include IGC Energy,
Inc. (IGC Energy), Energy Realty, Inc. and Indiana Energy
Services, Inc. (IES), indirect wholly-owned subsidiaries of Indiana Energy, as well as the 50-percent interests in ProLiance Energy, LLC (see ProLiance Energy, LLC) and
CIGMA, LLC (see CIGMA, LLC). While Indiana Energy's principal business is expected to continue to be gas distribution, the company is actively seeking opportunities for nonutility investments (see New Growth
Strategy).

    Utility income, nonutility income, net income and earnings per average share of common stock for the three-, nine- and twelve-month periods ended June 30, 1997, when compared to the same periods one year ago, are listed below. The increase in net income for the three-month period is primarily attributable to cooler weather and a gain on the sale of certain nonutility assets.

                                     Three Months Ended   Nine Months Ended   Twelve Months Ended
                                          June 30             June 30               June 30
                                     1997          1996   1997         1996   1997           1996
Utility income (millions of dollars) $  4.3        $ 2.3  $43.9        $45.0  $37.5          $40.9
Nonutility income (millions
     of dollars)                     $  2.2        $  .5  $ 4.2        $ 3.1  $ 4.7          $ 3.0
Net income (millions of dollars)     $  6.5        $ 2.8  $48.1        $48.1  $42.2          $43.9
Earnings per average share of
 common stock                        $  .29        $ .13  $2.13        $2.14  $1.87          $1.95


    The following discussion of operating results relates primarily to the operations of Indiana Gas.

          Margin (Revenues Less Cost of Gas)
    Margin for the quarter ended June 30, 1997, increased
$4.9 million compared to the same period last year. The increase reflects cooler weather, as well as the addition of new residential and commercial customers.

    Margin for the nine-month period ended June 30, 1997, decreased $.8 million compared to the same period last year. The decrease is primarily attributable to weather 7 percent warmer than the same period last year and 1 percent colder than normal, offset somewhat by the addition of new residential and commercial customers.

    Margin for the twelve-month period ended June 30, 1997, decreased $.2 million compared to the same period last year. Despite weather 7 percent warmer than the same period last year and 1 percent colder than normal, margin remained approximately the same due to additions of new residential and commercial customers, as well as the recognition of revenues associated with the recovery of certain gas costs which had been recognized as expenses in the prior period.

    Total system throughput (combined sales and transportation) increased 3 percent (.6 MMDth) for the third quarter of fiscal 1997, when compared to the same period last year. Throughput decreased 4 percent (4.2
MMDth) for the nine-month period and 4 percent (4.6 MMDth) for the twelve-month period, when compared to the same periods one year ago. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs.
Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $2.88 for the three-month period ended June 30, 1997, compared to $3.31 for the same period one year ago. For the nine-month period, cost of gas per unit increased to $3.71 in the current period compared to $3.18 for the same period last year. For the twelve-month period, cost of gas per unit increased to $3.57 in the current period compared to $3.00 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

                  Operating Expenses
    Operation and maintenance expenses increased $.8 million for the three-month period ended June 30, 1997, when compared to the same period one year ago due primarily to the timing of accruals for performance-based compensation.

    Operation and maintenance expenses decreased $1.3 million for the nine-month period when compared to the same period last year due in part to lower labor-related costs.

    Operation and maintenance expenses for the twelve-month period increased $1.2 million when compared to the same period last year due in part from the acceleration of several distribution system maintenance projects into the last portion of fiscal 1996. The acceleration of these projects was made possible by higher earnings attributable to colder than normal weather during the 1996 heating season.

    Depreciation and amortization expense increased for the three-, nine- and twelve-month periods ended June 30, 1997, when compared to the same periods one year ago as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

    Federal and state income taxes increased for the three-month period ended June 30, 1997, while decreasing for the nine- and twelve-month periods when compared to the same periods one year ago due to changes in taxable utility income.

    Taxes other than income taxes increased for the three-
, nine- and twelve-month periods ended June 30, 1997, when compared to the same periods one year ago due primarily to higher property tax expense as the result of additions to utility plant.

                   Interest Expense
    Interest expense remained approximately the same for the three-month period ended June 30, 1997, when compared to the same period one year ago. Interest expense increased for the nine- and twelve-month periods due to an increase in average debt outstanding slightly offset by a decrease in interest rates.

                   Nonutility Income
    Nonutility income increased for the three-, nine- and twelve-month periods ended June 30, 1997, when compared to the same periods one year ago. The increases for all periods are due primarily to the June 1997 sale of certain nonutility assets by IGC Energy, which resulted in an after-tax gain of approximately $1.8 million. The changes in nonutility income for all periods also reflect the earnings recognized from Indiana Energy's gas marketing affiliates. Prior to April 1, 1996, IES provided natural gas and related services to other gas utilities and customers in Indiana and surrounding states, and from January 1, 1996, to March 31, 1996, to Indiana Gas.
ProLiance Energy, LLC assumed the business of IES effective April 1, 1996, and now is the supplier of gas and related services to both Indiana Gas and Citizens Gas and Coke Utility (Citizens Gas) (see ProLiance Energy, LLC below).

Other Operating Matters

                  New Growth Strategy
     In April 1997, the Board of Directors of Indiana
Energy approved a new growth strategy designed to support the company's transition into a more competitive environment. As part of this new growth strategy, Indiana Energy will endeavor to become a leading regional provider of energy products and services and to grow its consolidated earnings per share by at least 10 percent annually over the next five years. To achieve such earnings growth, Indiana
Energy's aim is to grow the earnings contribution from nonutility operations to at least 20 percent of its total annual earnings within the next five years (see
ProLiance Energy, LLC, CIGMA, LLC and Energy Systems
Group, LLC), and to aggressively manage costs within its utility operations.

     As part of the company's cost control efforts, in July 1997, Indiana Gas advised its employees of a planned reduction of its work force to be implemented in the near future through an involuntary separation program and attrition. Currently, staffing levels are expected to be reduced from about 1,025 full-time employees to approximately 800 employees within five years. The details of this staffing reduction plan have not yet been finalized.

     Since the company is in the early stages of implementation, an estimate of the costs related to the planned work force reductions and any other costs that may be incurred in connection with the company's new growth strategy cannot be made at this time.

                 ProLiance Energy, LLC
    ProLiance Energy, LLC (ProLiance) is a limited liability company owned jointly and equally by IGC Energy, Inc., an indirect and wholly owned subsidiary of Indiana
Energy, and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas. ProLiance is the supplier of gas and related services to both Indiana Gas and Citizens Gas, as well as a provider of similar services to other utilities and customers in Indiana and surrounding states.

    ProLiance recently announced plans to add power marketing to its services offered beginning in late fiscal
1997. Power marketing involves buying electricity on the wholesale market and then reselling it to other marketers, utilities and other customers.

    Two proceedings which may affect the formation, operation or earnings of ProLiance are currently pending before the IURC. The first proceeding was initiated by a small group of Indiana Gas' and Citizens Gas' large-volume customers who contend that the gas service contracts between ProLiance and Indiana Gas and Citizens Gas should be disapproved by the IURC or, alternatively, that the IURC should regulate the operations of ProLiance. On
September 27, 1996, the IURC issued a partial decision in that proceeding and found that ProLiance is not subject to regulation as a public utility. The IURC did confirm that it will continue to monitor gas costs incurred by Indiana
Gas. Hearings on the remaining issues were concluded on October 9, 1996. The company is currently awaiting a decision from the IURC.

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

    As a result of the two on-going proceedings, at June
30, 1997, $4.6 million of Indiana Energy's cumulative share of its gas marketing affiliates' net income has been reserved until the outcome of these proceedings can be determined.

                      CIGMA, LLC
    On April 1, 1997, IGC Energy and Citizens By-Products
Coal Company, a wholly owned subsidiary of Citizens Gas, formed CIGMA, LLC (CIGMA), a jointly and equally owned limited liability company. CIGMA provides materials acquisition and related services that are used by Indiana
Gas and Citizens Gas, as well as similar services for third parties. CIGMA is expected to generate cost savings for the utilities by enabling more efficient purchasing, warehousing and distribution of materials and equipment.

               Energy Systems Group, LLC
    On May 23, 1997, IGC Energy, Citizens By-Products Coal
Company and Energy Systems Group, Inc. (ESGI) formed
Energy Systems Group, LLC (ESG), an equally owned limited liability company. ESG will provide a package of products, services and skills to help energy users achieve enhanced energy and operational performance. The packages will provide for improvements to be paid for by the customers from savings generated within their existing operating budgets. ESG will assume the responsibilities of ESGI, an energy related performance contracting firm and wholly owned subsidiary of SIGCORP, Inc.

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It is seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties (PRPs) and customers.

    On August 12, 1997, Indiana Gas signed an agreement with PSI Energy, Inc. (PSI) with respect to thirteen of the nineteen sites where PSI is a potentially responsible party (PRP), which provides for an equal sharing between Indiana Gas and PSI of past and future response costs at the thirteen sites. Further, Indiana Gas and PSI must jointly approve future management of the sites and the decisions to spend additional funds. Indiana Gas previously entered into an agreement with PSI providing for the sharing of costs related to another site. Indiana Gas expects in the near future to commence negotiations with PSI and Northern
Indiana Public Service Company (NIPSCO) regarding the other five sites for which each is considered a PRP. These five sites are already the subject of an agreement between Indiana Gas and NIPSCO.

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

    On April 14, 1995, Indiana Gas filed suit in the
United States District Court for the Northern District of
Indiana, Fort Wayne Division, against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law and has appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit.
However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of June 30, 1997, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount in excess of $14.7 million.

    The Court's rulings have had no material impact on earnings since Indiana Gas has previously recorded all costs (in aggregate $14.9 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

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

Liquidity and Capital Resources

    New construction, normal system maintenance and improvements, and information technology investments to provide service to a growing customer base will continue to require substantial capital expenditures. Capital expenditures for fiscal 1997 are estimated at $69.8 million of which $52.4 million have been expended during the nine-month period ended June 30, 1997. For the twelve months ended June 30, 1997, Indiana Gas' capital expenditures totaled $83.1 million. Of this amount, 61 percent was provided by funds generated internally (utility income less dividends plus charges to utility income not requiring funds).

    Indiana Gas' long-term goal is to fund internally at least 75 percent of its construction program.
Capitalization objectives for Indiana Gas are 55-65 percent common equity and 35-45 percent long-term debt.
This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa3 by Moody's Investors Service and AA- by Standard & Poor's Corporation.

    During July 1997, Indiana Gas issued $15 million in aggregate principal amount of its Medium-Term Notes, Series
E (Notes) as follows: $5.0 million of 6.42% Notes due July
7, 2027; $3.5 million of 6.68% Notes due July 7, 2027; and
$6.5 million of 6.54% Notes due July 9, 2007. The net proceeds from the sale of the Notes will be used to finance
Indiana Gas' continuing construction program and for other corporate purposes.

    Indiana Gas plans to finance the redemption of its $35 million of 6 5/8% Series D Notes, due December 1, 1997, and its near-term working capital requirements by the use of short-term and long-term debt.

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

Forward-Looking Information

Cautionary Statement for Purposes of the "Safe Harbor"
Provisions of the Private Securities Litigation Reform
Act of 1995.

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform
Act of 1995 (Reform Act of 1995).  The Reform Act of
1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion And Analysis Of Results Of
Operations And Financial Condition, including, but not limited to, Indiana Energy's new earnings growth strategy, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing the words "aim," "anticipate," "endeavor," "estimate,"
"expect," "objective," "projection," "forecast,"
"goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Indiana Energy's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; or gas pipeline system constraints.

Increased competition in the energy environment, including effects of: industry restructuring and unbundling.

Regulatory factors such as unanticipated changes in rate-setting policies or procedures; recovery of investments made under traditional regulation, and the frequency and timing of rate increases.

Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards
Board, the Securities and Exchange Commission, the
Federal Energy Regulatory Commission, state public utility commissions, state entities which regulate natural gas transmission, gathering and processing, and similar entities with regulatory oversight.

Economic conditions including inflation rates and monetary fluctuations.

Changing market conditions and a variety of other factors associated with physical energy and financial trading activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.

Availability or cost of capital, resulting from changes in: Indiana Energy, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

Employee workforce factors, including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in the Other Operating Matters section of Management's Discussion And Analysis Of Results Of
Operations And Financial Condition.

Changes in Federal, state or local legislative requirements, such as changes in tax laws or rates, environmental laws and regulations.

Indiana Energy undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

Indiana Energy, Inc. and Subsidiary Companies
Part II - Other Information

Item 1.    Legal Proceedings

   See Note 8 of the Notes to Consolidated Financial
Statements for litigation matters involving insurance carriers pertaining to Indiana Gas' former manufactured gas plants and storage facilities.

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits
           10-A Indiana Energy, Inc. Directors Compensation
                Deferral Plan, as amended and restated
                effective May 1, 1997, filed herewith.

           10-B Indiana Energy, Inc. Directors Restricted Stock
                Plan, as amended and restated effective
                May 1, 1997, filed herewith.

           27   Financial Data Schedule, filed herewith.

       (b) On July 31, 1997, Indiana Energy and Indiana
           Gas filed a Current Report on Form 8-K to provide information related to Indiana Energy's new growth strategy. Items reported include:
                 Item 5.  Other Events
                      Information related to Indiana Energy's new growth strategy.

           On August 11, 1997, Indiana Energy filed a Current Report on Form 8-K in connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Items reported include:
                 Item 5.  Other Events
                      Filing of cautionary statements for the purpose of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.
                 Item 7.  Financial Statements and Exhibits
                      Exhibit 99  Cautionary Statement for Purpose
                                  of  "safe harbor" provisions of the
                                  Private Securities Litigation Reform
                                  Act of 1995.


                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDIANA ENERGY, INC.
                                    Registrant




Dated August 13, 1997    /s/Niel C. Ellerbrook
                         Niel C. Ellerbrook
                         Executive Vice President, Treasurer
                         and Chief Financial Officer



Dated August 13, 1997    /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Controller