Form 10-K
period 1997-09-30
INDIANA ENERGY INC
filed 1997-12-17
CIK 780859

December 17, 1997



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Energy, Inc.'s
Annual Report on Form 10-K for the year ended
September 30, 1997, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/Douglas S. Schmidt
Douglas S. Schmidt

DSS:tmw

Enclosures



           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                               FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997

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

   As of November 30, 1997, the aggregate market value of Common
Stock held by nonaffiliates was $550,252,603.

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock-Without par value    22,591,388      November 30, 1997
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

           PART III - Definitive Proxy Statement for Annual Meeting of Shareholders to be held on January 28, 1998, electronically filed with the Commission on December 4, 1997, is incorporated by reference into Part III of this report.


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

Part I

Item 1.       Business

   (a) General Development of the Business.

             Indiana Energy, Inc. (Indiana Energy or the company) is a publicly owned holding company with subsidiaries providing natural gas distribution, gas portfolio administration services, marketing of natural gas and electric power, and related services. It was incorporated under the laws of the state of Indiana on October 24, 1985.

             Indiana Gas Company, Inc. (Indiana Gas), the principal subsidiary and business entity of the holding company, is an operating public utility engaged in the business of providing gas utility service in the state of Indiana.

             Indiana Energy has a wholly-owned subsidiary, IEI Investments, Inc., which was formed to group the operations and financing of nonregulated businesses and segregate them from the regulated businesses. IEI Investments has two subsidiaries, IGC Energy, Inc. (IGC Energy), and Energy Realty, Inc. (Energy Realty).

        On December 29, 1992, IGC Energy, Inc. sold its majority interest in EnTrade Corporation to Tenneco Gas. EnTrade was a natural gas marketing and related services company with industrial and utility customers primarily in the eastern and midwestern United States. On November 1, 1994, IGC Energy formed a natural gas marketing subsidiary, Indiana Energy Services, Inc. (IES), which provided natural gas and related services to other gas utilities and customers in Indiana and surrounding states, and from January 1, 1996, to March 31, 1996 to Indiana Gas. On March 15, 1996, IGC Energy and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas and Coke Utility (Citizens Gas), formed ProLiance Energy, LLC (ProLiance), a jointly and equally owned limited liability company, to provide natural gas supply and related marketing services. ProLiance assumed the business of IES and began providing services to Indiana Gas and Citizens Gas effective April 1, 1996.

        On April 1, 1997, IGC Energy and Citizens By-Products Coal Company formed CIGMA, LLC (CIGMA), a jointly and equally owned limited liability company. CIGMA provides materials acquisition and related services that are used by Indiana Gas and Citizens Gas, as well as similar services for third parties.

        On May 23, 1997, IGC Energy, Citizens By-Products Coal Company and Energy Systems Group, Inc. (ESGI) formed Energy Systems Group, LLC (ESG), an equally owned limited liability company. ESG provides a package of products, services and skills to help energy users achieve enhanced energy and operational performance. The packages provide for improvements to be paid for by the customers from savings generated within their existing operating budgets. ESG has assumed the responsibilities of ESGI, an energy related performance contracting firm and wholly owned subsidiary of SIGCORP, Inc.

        The other subsidiary of IEI Investments is Energy Realty,
        Inc., a real estate company that owns a warehouse facility which is leased to Indiana Gas. Energy Realty also has several affordable housing investments.

        In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries, as well as to third-parties in the future. Services to be provided include human resources functions, information technology and various financial services. These services had been provided by Indiana Gas in the past.

        Also, in October 1997, Indiana Energy formed a new subsidiary, IEI Capital Corp., to conduct the financing for Indiana Energy and its subsidiaries other than Indiana Gas. IEI Capital Corp. will provide the non-regulated businesses with short-term financing for working capital requirements, as well as secure permanent financing for those entities.

        (c)  Narrative Description of the Business.

             During fiscal 1997, Indiana Gas supplied gas to about 477,000 residential, commercial and industrial customers in 281 communities in 48 of the 92 counties in the state of Indiana. The service area has a population of approximately 2 million and contains diversified manufacturing and agriculture-related enterprises. The principal industries served include automotive parts and accessories, feed, flour and grain processing, metal castings, aluminum products, gypsum products, electrical equipment, metal specialties and glass.

             The largest communities served include Muncie, Anderson, Lafayette-West Lafayette, Bloomington, Terre Haute, Marion, New Albany, Columbus, Jeffersonville, New Castle and Richmond. While Indiana Gas does not serve in Indianapolis, it does serve the counties and communities which border that city.

             For the fiscal year ended September 30, 1997, residential customers provided 62 percent of revenues, small commercial 23 percent and contract (large commercial and industrial) 15 percent. At such date, approximately 99 percent of Indiana Gas' customers used gas for space heating, and space heating revenues from these customers for the fiscal year were 85 percent of total operating revenues. Sales of gas are seasonal and strongly affected by variations in weather conditions. During the fiscal year ended September 30, 1997, Indiana Gas added approximately 12,100 residential and commercial customers.

             Indiana Gas sells gas directly to residential, small commercial and contract customers at approved rates. Indiana Gas also transports gas through its pipelines at approved rates to contract customers which have purchased gas directly from producers, or through brokers and marketers. The total volumes of gas provided to both sales and transportation customers is referred to as throughput.

             Gas transported on behalf of end-use customers in fiscal 1997 represented 34 percent (41,874 MDth) of throughput compared to 27 percent (34,165 MDth) in 1996 and 30 percent (33,312 MDth) in 1995. Although revenues are lower, rates for transportation generally provide the same margins as would have been earned had the gas been sold under normal sales tariffs.

             Effective April 1, 1996, Indiana Gas purchases all of its natural gas from ProLiance. Indiana Gas has separate contracts with pipelines for storage of natural gas.

             Prices for gas and related services purchased by Indiana Gas are determined primarily by market conditions and rates established by the Federal Energy Regulatory Commission. Indiana Gas' rates and charges, terms of service, accounting matters, issuance of securities, and certain other operational matters are regulated by the Indiana Utility Regulatory Commission (IURC).

             Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
        (GCA) procedures established by Indiana law and administered by the IURC. The IURC has applied the statute authorizing the GCA procedures to reduce rates when necessary so as to limit utility operating income, after adjusting to normal weather, to the level authorized in the last general rate order. The earnings test provides that no refund be paid to the extent a utility has not earned its authorized utility operating income over the previous 60 months (or during the period since the utility's last rate order, if longer). On November 9, 1995, the IURC approved a settlement agreement among Indiana Gas, the Office of the Utility Consumer Counselor and a group of large-volume gas users which provided for authorized utility operating income (weather normalized) of $54.2 million for Indiana Gas beginning in fiscal 1996.

             Information regarding environmental matters affecting the company is incorporated herein by reference to Item 7, Environmental Matters.

             Indiana Gas had 949 full-time employees and 35 part-time employees as of September 30, 1997.

             The company is currently implementing a new growth strategy and restructuring plan which provides for, among other things, growing the earnings contribution from nonutility operations and aggressively managing costs within its utility operations. See Item 7, New Growth Strategy and Corporate Restructuring.

Item 2.        Property

             Indiana Energy owns no real property.

             The properties of Indiana Gas are used for the purchase, production, storage and distribution of gas and are located primarily within the state of Indiana. As of September 30, 1997, such properties included 10,542 miles of distribution mains; 484,643 meters; four reservoirs currently being used for the underground storage of purchased gas with approximately 72,951 acres of land held under storage easements; 8,699,322 Dth of gas in company-owned underground storage with a daily deliverability of 134,160 Dth; 4,941,395 Dth of gas in contract storage with a daily deliverability of 53,563 Dth; and five liquefied petroleum (propane) air-gas manufacturing plants with a total daily capacity of 36,700 Dth of gas.

             Indiana Gas' capital expenditures during the fiscal year ended September 30, 1997, amounted to $71.9 million.

Item 3.        Legal Proceedings

             See Item 8, Note 10 for litigation matters involving insurance carriers pertaining to Indiana Gas' former manufactured gas plants and storage facilities.

             See Item 8, Note 11 for discussion of the IURC's decision in the complaint proceeding relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas, and discussion of the subsequent appeal to that decision.

Item 4.        Submission of Matters to a Vote of Security Holders

             No matter was submitted during the fourth quarter of the fiscal year ended September 30, 1997, to a vote of security holders.

Item 4a.       Executive Officers of the Company

        The Executive Officers of the company are as follows:

                         Family
                         Relation-  Office or                      Date Elected
Name                Age  ship       Position Held                  Or Appointed(1)
Lawrence A. Ferger  63   None       Indiana Energy, Inc.
                                    Chairman and Chief
                                    Executive Officer              Oct. 1, 1997
                                    Chairman, President and
                                    Chief Executive Officer        Jan. 26, 1996
                                    President and Chief
                                    Executive Officer              July 1, 1987
                                    Indiana Gas Company,Inc.
                                    Chairman and Chief
                                    Executive Officer              Oct. 1, 1997
                                    Chairman, President and
                                    Chief Executive Officer        Jan. 26, 1996
                                    President and Chief
                                    Executive Officer              July 1,1987
                                    IEI Investments, Inc.
                                    President and Chief
                                    Executive Officer              July 1, 1987
                                                                   (through
                                                                   Sep. 30, 1997)

Niel C. Ellerbrook  48   None       Indiana Energy, Inc.
                                    President and Chief
                                    Operating Officer              Oct. 1, 1997
                                    Executive Vice President,
                                    Treasurer and Chief
                                    Financial Officer              Jan. 22, 1997
                                    Vice President and
                                    Treasurer and Chief
                                    Financial Officer              Oct. 25, 1985
                                    Indiana Gas Company, Inc.
                                    President                      Oct. 1, 1997
                                    Executive Vice President
                                    and Chief Financial
                                    Officer                        Jan. 22, 1997
                                    Senior Vice President and
                                    Chief Financial Officer        July 1, 1987
                                    IEI Services, LLC
                                    President                      Oct. 1, 1997
                                    IEI Capital Corp.
                                    President                      Oct. 29, 1997
                                    IEI Investments, Inc.
                                    Vice President and
                                    Treasurer                      May  5, 1986
                                                                   (through
                                                                   Sep. 30, 1997)

Paul T. Baker       57   None       Indiana Gas Company, Inc.
                                    Executive Vice President
                                    and Chief Operating
                                    Officer                        Oct. 1, 1997
                                    Senior Vice President
                                    and Chief Operating
                                    Officer                        Aug. 1, 1991

Anthony E. Ard      56   None       Indiana Energy, Inc.
                                    Senior Vice President -
                                    Corporate Affairs              Oct. 1, 1997
                                    Indiana Gas Company, Inc.
                                    Senior Vice President
                                    of Corporate Affairs           Jan. 9, 1995
                                                                   (through
                                                                   Sep. 30, 1997)
                                    Vice President -
                                    Corporate Affairs              Jan. 11, 1993
                                    Vice President and
                                    Secretary                      Sep. 30, 1988

Timothy M. Hewitt   47   None       Indiana Gas Company, Inc.
                                    Vice President of Operations
                                    and Engineering                Jan. 9, 1995
                                    Vice President of Sales
                                    and Field Operations           Jan. 14, 1991


(1) Each of the officers has served continuously since the dates indicated unless otherwise noted.


Part II

Item 5.        Market for the Registrant's Common Equity and Related
               Stockholder Matters

             The common stock of the company is listed on the New York Stock Exchange. The ranges of high and low sales prices reported in the New York Stock Exchange composite tape and dividends paid on these shares for fiscal 1996 and 1997 are shown in the following table:


         Fiscal Year 1996       High      Low      Dividend
            First Quarter       $24 1/8   $21      $.27 1/2
            Second Quarter      $26 5/8   $23 1/2  $.27 1/2
            Third Quarter       $29 3/8   $22 7/8  $.27 1/2
            Fourth Quarter      $28 1/8   $23 7/8  $.28 1/2

         Fiscal Year 1997       High      Low      Dividend
            First Quarter       $25 5/8   $22 5/8  $.28 1/2
            Second Quarter      $27 1/4   $22 7/8  $.28 1/2
            Third Quarter       $26 3/4   $23 1/8  $.28 1/2
            Fourth Quarter      $29 13/16 $24 1/4  $.29 1/2


             Cash dividends on common stock are considered quarterly by the board of directors and historically have been paid on March 1, June 1, September 1 and December 1 of each year. At the end of fiscal 1997, there were 9,548 individual and institutional investors who were shareholders of record.

Item 6.       Selected Financial Data

                         INDIANA ENERGY, INC.
                       AND SUBSIDIARY COMPANIES
                              (Thousands)

Year Ended September 30        1997(4)     1996      1995      1994   1993(3)
Utility operating revenues    $530,407 $530,594  $403,810  $475,297  $499,278
Margin                         207,885  210,463   185,315   194,309   185,725
Utility operating expenses     178,874  156,910   139,127   146,466   141,452
Utility operating income        29,011   53,553    46,188    47,843    44,273
Interest and other              15,533   14,923    14,079    13,247    15,739
Utility income                  13,478   38,630    32,109    34,596    28,534
Nonutility income (loss)         7,025    3,571       847      (155)    6,329
Preferred dividend requirement
  of subsidiary                      -        -         -         -       285
Net income                    $ 20,503 $ 42,201  $ 32,956  $ 34,441  $ 34,578

Earnings per average share
  of common stock (1)         $   0.91 $   1.87  $   1.46  $   1.53  $   1.62
Dividends per share of
  common stock (1)            $   1.15 $   1.11  $   1.07  $   1.03  $.99 1/2

Common shareholders' equity   $292,597 $296,322  $280,715  $271,245  $258,647
Long-term debt (2)             193,063  178,335   176,563   158,979   184,901
                              $485,660 $474,657  $457,278  $430,224  $443,548

Total throughput (MDth)        122,846  126,742   109,508   116,285   111,354

Annual heating degree days as
  a percent of normal             100%     108%       87%      102%       99%
Utility customers served -
  average                      477,235  465,166   454,817   443,498   433,000

Total Assets at Year-End      $690,845 $682,463  $663,397  $656,645  $631,280

(1)Adjusted to reflect the three-for-two stock split October 1, 1993.
(2)Includes current maturities, excludes sinking fund requirements.
(3)Reflects the sale by IGC Energy, Inc. of its interest in EnTrade
   Corporation on December 29, 1992.
(4)Reflects the recording of pre-tax restructuring costs of $39.5 million during the fourth quarter of fiscal 1997 (see Item 8, Note 2).


Item 7.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition

      Results of Operations

      Indiana Energy, Inc.'s (Indiana Energy or the company) consolidated earnings are from the operations of its gas distribution subsidiary, Indiana Gas Company, Inc. (Indiana Gas), and its nonutility subsidiaries and investments grouped under its nonregulated subsidiary, IEI Investments, Inc. The nonutility operations include IGC Energy, Inc. (IGC Energy), Energy Realty, Inc. (Energy Realty) and Indiana Energy Services, Inc. (IES), all indirect wholly owned subsidiaries of Indiana Energy, and interests in ProLiance Energy, LLC, CIGMA, LLC and Energy Systems Group, LLC (see below). The company is currently implementing a new growth strategy and restructuring plan which provides for, among other things, growing the earnings contribution from nonutility operations to over 20 percent of its total annual earnings within the next five years, and aggressively managing costs within its utility operations.

      Earnings
      Income and earnings per average share of common stock before 1997 restructuring costs for the last three fiscal years are provided for comparison purposes below:


      (Millions except per share amounts)   1997    1996    1995
      Utility income(1)                     $ 38.0  $ 38.6  $ 32.1
      Nonutility income                     $  7.0  $  3.6  $   .9
      Net income(1)                         $ 45.0  $ 42.2  $ 33.0
      Earnings per average share
        of common stock(1)                  $ 1.99  $ 1.87  $ 1.46

      (1) Utility income, net income and earnings per share for 1997 after restructuring costs were $13.5 million, $20.5 million and 91 cents, respectively.


      Net income and earnings per average share of common stock before restructuring costs increased approximately 6 percent ($2.8 million and 12 cents per share, respectively) in fiscal 1997 when compared to fiscal 1996. The increases are due primarily to an increase in nonutility income as a result of higher earnings recognized from Indiana Energy's gas marketing affiliates and a gain on the sale of certain nonutility assets.

      For fiscal 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting after-tax restructuring charge of $24.5 million. These actions by Indiana Gas were consistent with the company's growth strategy that was approved by its board of directors during fiscal 1997. The effect on the company's fiscal 1997 earnings is a reduction in earnings per share of $1.08 per common share. (See New Growth Strategy and Corporate Restructuring)

      Net income and earnings per share increased 28 percent ($9.2 million and 41 cents per share, respectively) in fiscal 1996 when compared to fiscal 1995 due to increases in utility and nonutility income. Utility income increased primarily as a result of weather that was 25 percent colder than the prior year, as well as the addition of new residential and commercial customers. This increase was offset somewhat by higher operation and maintenance expenses. Nonutility income increased as a result of the operations of Indiana Energy's gas marketing affiliates.

      Dividends
      On July 25, 1997, the board of directors of the company increased the quarterly dividend on common stock to 29 1/2 cents per share from 28 1/2 cents per share. This resulted in total dividends paid in 1997 of $1.15 compared to $1.11 in 1996. This is the 25th consecutive year that the company's dividends paid on common stock increased over the previous year.

      Margin (Revenues Less Cost of Gas)
      In 1997, margin decreased 1 percent ($2.6 million) when compared to 1996. The decrease is primarily attributable to normal weather which was 7 percent warmer than the same period last year, offset substantially by the addition of new residential and commercial customers.

      In 1996, margin increased 14 percent ($25.1 million) when compared to 1995. The increase was primarily attributable to weather that was 25 percent colder than the prior year and 8 percent colder than normal. Additional residential and commercial customers, as well as rate recovery (beginning May 1995) of postretirement benefit costs recognized in accordance with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106), also contributed to the increase.

      In 1997, total system throughput (combined sales and transportation) decreased 3 percent (3.9 MMDth) when compared to last year. In 1996, throughput increased 16 percent (17.2 MMDth) when compared to 1995. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

      Total average cost per dekatherm of gas purchased (average commodity and demand) was $3.64 in 1997, $3.14 in 1996 and $2.53 in 1995. The price swings are due primarily to changing commodity costs in the marketplace.

      Operating Expenses
      Operation and maintenance expenses decreased approximately $4.6 million in 1997 when compared to 1996. The decrease is due in part to lower distribution system costs than in 1996 when certain projects were accelerated because of the increased margin resulting from the very cold weather. Lower costs for uncollectible accounts also contributed to the decrease.

      Operation and maintenance expenses increased approximately $8.5 million in 1996 when compared to 1995. The increase was primarily attributable to higher performance-based compensation and the recognition (beginning May 1995) of postretirement benefit costs in accordance with SFAS 106. In addition, the increased margin resulting from the very cold weather allowed for the acceleration of certain projects to help maintain and strengthen the distribution system.

      Restructuring costs of $39.5 million (pre-tax) were recorded in 1997 related to the implementation of the company's new growth strategy (see New Growth Strategy and Corporate Restructuring).

      Depreciation and amortization expense increased in both 1997 and 1996 as the result of additions to utility plant to serve new customers and to maintain dependable service to existing customers.

      Federal and state income taxes decreased in 1997 due primarily to the recording of restructuring costs. Federal and state income taxes increased in 1996 due to an increase in taxable utility income.

      Taxes other than income taxes increased in 1997 due primarily to higher property tax expense as the result of additions to utility plant. Taxes other than income taxes increased in 1996 due to higher property tax expense, and higher gross receipts tax expense resulting from increased revenue.

      Interest Expense
      Interest expense increased in 1997 and 1996 due to increases in average debt outstanding, slightly offset by decreases in interest rates.

      Nonutility Income
      Nonutility income increased $3.5 million in 1997 when compared to 1996 due in part to higher earnings recognized from Indiana Energy's gas marketing affiliates ($5.7 million in 1997 versus $3.3 million in 1996). Prior to April 1, 1996, IES provided natural gas and related services to other gas utilities and customers in Indiana and surrounding states, and from January 1, 1996 to March 31, 1996, to Indiana Gas. ProLiance Energy, LLC assumed the business of IES effective April 1, 1996, and now is the supplier of gas and related services to both Indiana Gas and Citizens Gas and Coke Utility (Citizens Gas) (see ProLiance Energy,
      LLC). The June 1997 sale of certain nonutility assets by IGC Energy, which resulted in an after-tax gain of approximately $1.8 million, also contributed to the increase.

      Nonutility income increased $2.7 million in 1996 when compared to 1995 due primarily to higher earnings recognized from Indiana Energy's gas marketing affiliates.

      Other Operating Matters

      New Growth Strategy and Corporate Restructuring
      In April 1997, the Board of Directors of Indiana Energy approved a new growth strategy designed to support the company's transition into a more competitive environment. As part of this new growth strategy, Indiana Energy will endeavor to become a leading regional provider of energy products and services and to grow its consolidated earnings per share by an average of 10 percent annually over the next five years. To achieve such earnings growth, Indiana Energy's aim is to grow the earnings contribution from nonutility operations to over 20 percent of its total annual earnings within the next five years (see ProLiance Energy, LLC, CIGMA, LLC and Energy Systems Group, LLC), and to aggressively manage costs within its utility operations.

      For fiscal 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after-tax) as described below. These actions by Indiana Gas were consistent with the company's new growth strategy. The effect on the company's fiscal 1997 earnings is a reduction in earnings per share of $1.08 per common share.

      In July 1997, Indiana Gas advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees within five years. The reductions are being implemented through involuntary separation and attrition. As a result of initial work force reductions during September 1997, employees totaled approximately 950 as of September 30, 1997. Indiana Gas recorded restructuring costs of $5.4 million related to the 1997 and planned work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits.

      Further, Indiana Gas' management has committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million to adjust the carrying value of those assets to estimated fair value.

      In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries, as well as to third-parties in the future. Services to be provided include human resources functions, information technology and various financial services. These services had been provided by Indiana Gas in the past. IEI Services has been designed to avoid duplicate business unit support costs, eliminate low-value support activities and to assist in cost containment, which should help the company in meeting its earnings growth targets.

      As a result of the restructuring, the company expects reductions in future operating expenses, which should help the company to be more successful in an increasingly competitive energy marketplace.

      ProLiance Energy, LLC
      ProLiance Energy, LLC (ProLiance) is owned jointly and equally by IGC Energy and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas. ProLiance is the supplier of gas and related services to both Indiana Gas and Citizens Gas, as well as a provider of similar services to other utilities and customers in Indiana and surrounding states. ProLiance added power marketing in late fiscal 1997 to its services offered. Power marketing involves buying electricity on the wholesale market and then reselling it to other marketers, utilities and other customers.

      On September 12, 1997, the Indiana Utility Regulatory Commission (IURC) issued the decision in the complaint proceeding relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas. The IURC concluded that these agreements are consistent with the public interest. The management of Indiana Energy believes that the decision is supportive of the utilities' relationship with ProLiance in all material respects.

      This decision is particularly important because the IURC has recognized that significant customer benefits can be achieved if utilities are encouraged to work toward innovative customer solutions in the changing energy marketplace. As a result of ProLiance's provision of service to Indiana Gas and Citizens Gas, in excess of $50 million in gas costs savings will be realized for the customers of those utilities over the initial four and one-half year term of the utilities' agreements. Further, the IURC has recognized that benefits for investors are appropriate when risks are being assumed by those investors.

      The IURC's decision suggests that all material provisions of the agreements between ProLiance and the utilities are reasonable. In the decision the IURC acknowledged that the utilities' purchases of gas commodity from ProLiance at index prices, as compared to ProLiance's actual cost, is not unreasonable. The IURC also acknowledged that the amounts paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the fees paid by the utilities to ProLiance for portfolio administration services are not unreasonable. Nevertheless, with respect to each of these matters, the IURC concluded that additional findings in the gas cost adjustment (GCA) process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

      On October 6, 1997, counsel for Indiana Gas was served with certain filings made with the Indiana Court of Appeals (Court) by the Petitioners and the Indiana Office of Utility Consumer Counselor (OUCC). The effect of these filings is to initiate an appeal of the IURC's decision by the Petitioners and the OUCC.

      Pursuant to the procedure governing appeals of IURC decisions, at this time neither the Petitioners nor the OUCC have indicated on what basis they will attempt to challenge the IURC's decision. The schedule for the appeal proposed by the Petitioners and the OUCC indicates that the earliest they will likely disclose such a basis would be on January 12, 1998, when they would be obligated to file the IURC's record of proceedings with the Court.

      As a result of the IURC's decision and notwithstanding the initiation of the appeal, during the fourth quarter of fiscal 1997, Indiana Energy recognized approximately $3.0 million of its share of ProLiance's earnings which had previously been reserved. Of that amount, $700,000 related to fiscal 1996. At September 30, 1997, $600,000 continues to be reserved pending the outcome of the consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

      Although Indiana Gas' management believes that based upon applicable Indiana law and the IURC's record of proceedings in the ProLiance case the IURC's decision should be upheld by the Court, there can be no assurance as to that outcome.

      CIGMA, LLC
      On April 1, 1997, IGC Energy and Citizens By-Products Coal Company formed CIGMA, LLC (CIGMA), a jointly and equally owned limited liability company. CIGMA provides materials acquisition and related services that are used by Indiana Gas and Citizens Gas, as well as similar services for third parties. CIGMA is generating cost savings for the utilities by enabling purchase discounts and more efficient purchasing, warehousing and distribution of materials and equipment.

      Energy Systems Group, LLC
      On May 23, 1997, IGC Energy, Citizens By-Products Coal Company and Energy Systems Group, Inc. (ESGI) formed Energy Systems Group, LLC
      (ESG), an equally owned limited liability company. ESG provides a package of products, services and skills to help energy users achieve enhanced energy and operational performance. The packages provide for improvements to be paid for by the customers from savings generated within their existing operating budgets. ESG has assumed the responsibilities of ESGI, an energy related performance contracting firm and wholly owned subsidiary of SIGCORP, Inc.

      Environmental Matters
      Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It has been seeking to recover the costs of the investigations and work from insurance carriers, other potentially responsible parties
      (PRPs) and customers.

      During 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. This ruling was affirmed by the Indiana Court of Appeals. On August 15, 1997, the Indiana Supreme Court denied Indiana Gas' petition for transfer and the IURC order became final.

      On August 12, 1997, Indiana Gas and PSI Energy, Inc. (PSI) signed an agreement with respect to thirteen of the nineteen sites where PSI is a PRP, which provides for an equal sharing between Indiana Gas and PSI of past and future response costs at the thirteen sites. Indiana Gas and PSI must jointly approve future management of the sites and the decisions to spend additional funds. Indiana Gas previously entered into an agreement with PSI providing for the sharing of costs related to another site. Five other sites are already the subject of an agreement between Indiana Gas and Northern Indiana Public Service Company (NIPSCO) which provides for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the sites. Indiana Gas further expects in the near future to commence negotiations with PSI and NIPSCO regarding these five sites for the purpose of including PSI in the Indiana Gas-NIPSCO agreement.

      On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division (the Court) against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law and has appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit. However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. The appeal has been set for oral argument on January 6, 1998. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of September 30, 1997, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

      The Court's rulings have had no material impact on earnings since Indiana Gas has previously recorded all costs (in aggregate $14.7 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

      For further information regarding the status of investigation and remediation of the sites, PRPs and financial reporting see Note 10 of the Notes to Consolidated Financial Statements.

      Postretirement Benefits Other Than Pensions
      On May 3, 1995, the IURC issued an order authorizing Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). The Office of Utility Consumer Counselor appealed the order; however, on January 21, 1997, the Indiana Court of Appeals affirmed the IURC decision authorizing recovery.

      Gas Cost Adjustment
      Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment (GCA) procedures established by Indiana law and administered by the IURC. The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

      In addition, the IURC has applied the statute authorizing the GCA procedures to reduce rates when necessary so as to limit utility operating income, after adjusting to normal weather, to the level authorized in the last general rate order. The earnings test provides that no refund be paid to the extent a utility has not earned its authorized utility operating income over the previous 60 months (or during the period since the utility's last rate order, if longer). On November 9, 1995, the IURC approved a settlement agreement among Indiana Gas, the Office of Utility Consumer Counselor and a group of large-volume gas users which provided for authorized utility operating income (weather normalized) of $54.2 million for Indiana Gas beginning in fiscal 1996.

      Liquidity and Capital Resources
      Consolidated capitalization objectives for Indiana Energy are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt, but may vary from time to time, depending on particular business opportunities. Indiana Energy's common equity component was 60 percent of total capitalization at September 30, 1997.

      Because of its current capital structure, the company does have the ability to issue additional long-term debt, if necessary, to fund nonutility investments or for other corporate purposes and still meet its capitalization objectives. This is particularly important as it relates to the company's new growth strategy, which provides for, among other things, expansion of its nonutility operations.

      In October 1997, Indiana Energy formed a new subsidiary, IEI Capital Corp., to conduct the financing for Indiana Energy and its subsidiaries other than Indiana Gas. IEI Capital Corp. will provide the non-regulated businesses with short-term financing for working capital requirements, as well as secure permanent financing for those entities.

      On July 28, 1995, Indiana Energy's board of directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. During 1996, Indiana Energy repurchased 92,100 shares with an associated cost of $2,116,000. No shares were repurchased during 1997. While there are no immediate plans to repurchase additional shares, the company will continue to evaluate opportunities to do so.

      Indiana Gas' capitalization objectives, which are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt, remain unchanged from prior years. Indiana Gas' common equity component was 59 percent of its total capitalization at September 30, 1997.

      New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Total capital required to fund capital expenditures and refinancing requirements for 1996 and 1997, along with estimated amounts for 1998 through 2000, is as follows:


      Thousands                  1996    1997     1998    1999    2000
      Capital expenditures    $66,000 $72,000 $ 68,000 $63,000 $60,000
      Refinancing requirements
        (including nonutility) 19,000       -   35,000  10,000       -
                              $85,000 $72,000 $103,000 $73,000 $60,000


      The table above does not include nonutility investments. Nonutility investments, including commitments, totaled approximately $1.1 million and $10.5 million for 1996 and 1997, respectively. While the company does expect to make additional nonutility investments in the future, it cannot provide estimates at this time.

      Indiana Gas' long-term goal is to internally fund at least 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa3 by Moody's Investors Service and AA- by Standard & Poor's Corporation. In 1997, 58 percent of Indiana Gas' capital expenditures was funded internally (i.e. from utility income less dividends plus charges to utility income not requiring funds). In 1996, 70 percent of capital expenditures was provided by funds generated internally. External funds required for the 1997 construction program were obtained primarily through a combination of short-term and long-term debt.

      During July 1997, Indiana Gas issued $15 million in aggregate principal amount of its Medium-Term Notes, Series E as follows: $5.0 million of 6.42% Notes due July 7, 2027; $3.5 million of 6.68% Notes due July 7, 2027; and $6.5 million of 6.54% Notes due July 9, 2007.

      Provisions under which certain of Indiana Gas' Series E Medium-Term Notes were issued entitle the holders of $30 million of these notes to put the debt back to Indiana Gas at face value at a specified date before maturity beginning in 2000. Long-term debt subject to the put provisions during the three years following 1997 totals $5 million.

      As of September 30, 1997, Indiana Gas had IURC authority to issue up to $95 million in additional debt securities. In October 1997, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to the issuance of up to $95 million in debt securities and in November 1997 filed a prospectus supplement with respect to $95 million in Medium-Term Notes, Series F. In December 1997, Indiana Gas issued under this registration statement $35 million in aggregate principal amount of its Medium-Term Notes, Series F as follows: $20 million of 6.34% Notes due December 10, 2027; and $15 million of 6.36% Notes due December 6, 2004. The net proceeds from the sale of these new debt securities and the July 1997 sale of Series E Notes will be used to refinance certain of Indiana Gas' long-term debt issues and to refinance short-term obligations incurred in connection with Indiana Gas' ongoing construction program and other corporate purposes.

      In December 1997, Indiana Gas also retired $35 million of 6 5/8% Series D Notes and called $24.7 million of 8 1/2% Series B Debentures. Indiana Gas' 8.90% Notes will mature in July 1999.

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

            Increased competition in the energy environment, including effects of industry restructuring and unbundling.

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

            Changing market conditions and a variety of other factors associated with physical energy and financial trading activities, including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate and warranty risks.

            Availability or cost of capital, resulting from changes in:
            Indiana Energy, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

            Employee workforce factors, including changes in key executives, collective bargaining agreements with union employees or work stoppages.

            Legal and regulatory delays and other obstacles associated with mergers, acquisitions and investments in joint ventures such as the ProLiance complaint proceeding.

            Costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters, including, but not limited to, those described in the Other Operating Matters section of Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

      The board of directors pursues its responsibility for these financial statements through its audit committee, which meets periodically with management, the internal auditors and the independent auditors, to assure that each is carrying out its responsibilities. Both the internal auditors and the independent auditors meet with the Audit Committee of the company's board of directors, with and without management representatives present, to discuss the scope and results of their audits, their comments on the adequacy of internal accounting controls and the quality of financial reporting.


      /s/ Niel C. Ellerbrook
      Niel C. Ellerbrook
      President and Chief Operating Officer


      Report of Independent Public Accountants

      To the Shareholders and Board of Directors of Indiana Energy, Inc.:

      We have audited the accompanying consolidated balance sheets and schedules of long-term debt of Indiana Energy, Inc. (an Indiana corporation) and subsidiary companies as of September 30, 1997, and 1996, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Energy, Inc. and subsidiary companies, as of September 30, 1997, and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.


      /s/ Arthur Andersen LLP
      Arthur Andersen LLP
      Indianapolis, Indiana
      October 31, 1997


                              INDIANA ENERGY, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME
                       (Thousands except per share amounts)




                                                     Year Ended September 30
                                                1997          1996         1995
UTILITY OPERATING REVENUES                   $ 530,407    $ 530,594    $ 403,810
COST OF GAS (See Note 13)                      322,522      320,131      218,495
MARGIN                                         207,885      210,463      185,315

UTILITY OPERATING EXPENSES:
    Other operation and maintenance             79,567       84,136       75,608
    Restructuring costs (See Note 2)            39,531            -            -
    Depreciation and amortization               35,054       33,232       31,265
    Income taxes                                 7,852       23,174       19,216
    Taxes other than income taxes               16,870       16,368       13,038
                                               178,874      156,910      139,127

UTILITY OPERATING INCOME                        29,011       53,553       46,188

INTEREST EXPENSE                                16,774       15,907       15,530
OTHER                                           (1,241)        (984)      (1,451)
                                                15,533       14,923       14,079

UTILITY INCOME                                  13,478       38,630       32,109

NONUTILITY INCOME                                7,025        3,571          847

NET INCOME                                   $  20,503    $  42,201    $  32,956

AVERAGE COMMON SHARES OUTSTANDING               22,580       22,513       22,560

EARNINGS PER AVERAGE SHARE OF
  COMMON STOCK                               $    0.91    $    1.87    $    1.46

The accompanying notes are an integral part of these statements.


                                               INDIANA ENERGY, INC.
                                            AND SUBSIDIARY COMPANIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Thousands)


                                                                Year Ended September 30
                                                              1997        1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $ 20,503    $ 42,201   $ 32,956

   Adjustments to reconcile net income to cash
     provided from operating activities -
       Noncash restructuring costs                           32,838           -          -
       Depreciation and amortization                         35,241      33,441     31,485
       Deferred income taxes                                (12,618)        804      3,994
       Investment tax credit                                   (930)       (930)      (930)
       Gain on sale of nonutility assets                     (2,923)          -          -
       Undistributed earnings of unconsolidated affiliates   (8,712)         88       (237)
                                                             42,896      33,403     34,312
       Changes in assets and liabilities -
         Receivables - net                                   (8,526)     (2,558)     3,244
         Inventories                                         24,026      19,966      5,189
         Accounts payable, customer deposits, advance
            payments and other current liabilities            1,941     (14,801)    39,396
         Accrued taxes and interest                           4,530      (3,744)   (12,637)
         Recoverable/refundable gas costs                    (3,133)     (7,593)   (26,712)
         Accrued postretirement benefits other than pensions  8,134       3,505      5,963
         Other - net                                         (4,491)        340      8,441

           Total adjustments                                 65,377      28,518     57,196

             Net cash flows from operations                  85,880      70,719     90,152

CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES:
    Repurchase of common stock                                    -      (2,116)         -
    Sale of long-term debt                                   15,064      21,068     20,812
    Reduction in long-term debt                                (336)    (19,296)    (3,228)
    Net change in short-term borrowings                      (4,236)     22,011    (28,325)
    Dividends on common stock                               (25,787)    (24,896)   (24,019)

        Net cash flows required for financing activities    (15,295)     (3,229)   (34,760)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                    (71,907)    (66,381)   (54,943)
    Nonutility investments - net                             (1,650)     (1,109)      (449)
    Proceeds from sale of nonutility assets                   3,000           -          -

        Net cash flows required for investing activities    (70,557)    (67,490)   (55,392)

NET INCREASE (DECREASE) IN CASH                                  28           -          -

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                       20          20         20

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $     48    $     20   $     20


The accompanying notes are an integral part of these statements.


                                    INDIANA ENERGY, INC.
                                 AND SUBSIDIARY COMPANIES

                                CONSOLIDATED BALANCE SHEETS

                                          ASSETS
                                        (Thousands)


                                                          September 30
                                                        1997        1996
UTILITY PLANT:
    Original cost                                    $ 951,617   $ 931,092
    Less - accumulated depreciation and amortization   361,936     344,268
                                                       589,681     586,824


NONUTILITY PLANT AND OTHER INVESTMENTS - NET            27,884      10,338


CURRENT ASSETS:
    Cash and cash equivalents                               48          20
    Accounts receivable, less reserves of
        $1,784 and $1,853 respectively (See Note 13)    22,318      14,598
    Accrued unbilled revenues                            8,964       8,158
    Materials and supplies - at average cost                63       4,611
    Liquefied petroleum gas - at average cost              872         507
    Gas in underground storage - at last-in,
        first-out cost                                  19,240      39,083
    Recoverable gas costs                                5,843       2,710
    Prepayments and other                                3,703          46
                                                        61,051      69,733


DEFERRED CHARGES:
    Unamortized debt discount and expense                7,074       7,585
    Other                                                5,155       7,983
                                                        12,229      15,568


                                                     $ 690,845   $ 682,463



The accompanying notes are an integral part of these statements.


                               INDIANA ENERGY, INC.
                             AND SUBSIDIARY COMPANIES

                            CONSOLIDATED BALANCE SHEETS

                        SHAREHOLDERS' EQUITY AND LIABILITIES
                            (Thousands except shares)


                                                                 September 30
                                                               1997        1996
CAPITALIZATION:
    Common stock (no par value) - authorized 64,000,000
        shares - issued and outstanding 22,580,543 and
        22,474,402 shares, respectively                     $ 146,498   $ 143,875
    Less unearned compensation - restricted stock grants        1,589         525
                                                              144,909     143,350
    Retained earnings                                         147,688     152,972
        Total common shareholders' equity                     292,597     296,322
    Long-term debt (see schedule)                             157,791     178,063
                                                              450,388     474,385

CURRENT LIABILITIES:
    Maturities and sinking fund requirements of long-term debt 35,272         272
    Notes payable                                              23,800      28,036
    Accounts payable (See Note 13)                             25,523      34,192
    Customer deposits and advance payments                     20,405      14,256
    Accrued taxes                                               8,659       4,206
    Accrued interest                                            2,629       2,552
    Other current liabilities                                  31,817      27,356
                                                              148,105     110,870

DEFERRED CREDITS AND OTHER LIABILITIES:
    Deferred income taxes                                      55,205      66,862
    Accrued postretirement benefits other than pensions        23,038      14,904
    Unamortized investment tax credit                          10,243      11,173
    Regulatory income tax liability                             1,874       2,835
    Other                                                       1,992       1,434
                                                               92,352      97,208

COMMITMENTS AND CONTINGENCIES (See Notes 9, 10 & 11)                -           -


                                                            $ 690,845   $ 682,463


The accompanying notes are an integral part of these statements.


                               INDIANA ENERGY, INC.
                             AND SUBSIDIARY COMPANIES

              CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                            (Thousands except shares)



                                                            COMMON STOCK
                                                                            RESTRICTED
                                                                              STOCK       RETAINED
                                                   SHARES      AMOUNT         GRANTS      EARNINGS      TOTAL
BALANCE AT SEPTEMBER 30, 1994                    22,556,942   $  145,777   $   (1,262)  $  126,730   $  271,245
  Net income                                                                                32,956       32,956
  Common stock dividends ($1.07 per share)                                                 (24,019)     (24,019)
  Common stock issuances for Executives' and
      Directors' stock plans net of amortization      4,663           95          438                       533

BALANCE AT SEPTEMBER 30, 1995                    22,561,605      145,872         (824)     135,667      280,715
  Net income                                                                                42,201       42,201
  Common stock dividends ($1.11 per share)                                                 (24,896)     (24,896)
  Common stock issuances for Executives' and
      Directors' stock plans net of amortization      4,897          119          299                       418
  Common stock repurchases                          (92,100)      (2,116)                                (2,116)

BALANCE AT SEPTEMBER 30, 1996                    22,474,402      143,875         (525)     152,972      296,322
  Net income                                                                                20,503       20,503
  Common stock dividends ($1.15 per share)                                                 (25,787)     (25,787)
  Common stock issuances for Executives' and
      Directors' stock plans net of amortization    106,141        2,623       (1,064)                    1,559

BALANCE AT SEPTEMBER 30, 1997                    22,580,543   $  146,498   $   (1,589)  $  147,688   $  292,597


The accompanying notes are an integral part of these statements.




                                 INDIANA ENERGY, INC.
                              AND SUBSIDIARY COMPANIES

                      CONSOLIDATED SCHEDULES OF LONG-TERM DEBT
                                   (Thousands)


                                                                 September 30
                                                            1997            1996
LONG-TERM DEBT:
Unsecured Notes Payable - Utility
   6 5/8% Series D, due December 1, 1997                 $  35,000       $  35,000
   8.90%, due July 15, 1999                                 10,000          10,000
   6.54% Series E, due July 9, 2007                          6,500               -
   6.69% Series E, due June 10, 2013                         5,000           5,000
   7.15% Series E, due March 15, 2015                        5,000           5,000
   6.69% Series E, due December 21, 2015                     5,000           5,000
   6.69% Series E, due December 29, 2015                    10,000          10,000
   9 3/8%, due January 15, 2021                             25,000          25,000
   9 1/8% Series A, due February 15, 2021                   40,000          40,000
   8 1/2% Series B Debentures, due September 15, 2021       24,733          24,733
   6.31% Series E, due June 10, 2025                         5,000           5,000
   6.53% Series E, due June 27, 2025                        10,000          10,000
   6.42% Series E, due July 7, 2027                          5,000               -
   6.68% Series E, due July 7, 2027                          3,500               -
                                                           189,733         174,733

Unsecured Notes Payable - Nonutility
   Variable rate term loan, due May 10, 2004                 1,632           1,845
   Noninterest bearing note, due August 1, 2005                698             757
   Variable rate note, due January 1, 2007                   1,000           1,000
                                                             3,330           3,602

                                                           193,063         178,335
Less - Maturities and sinking fund requirements             35,272             272

                                                         $ 157,791       $ 178,063


The accompanying notes are an integral part of these statements.



      Notes to Consolidated Financial Statements

      1.  Summary of Significant Accounting Practices

      A.  Consolidation
      The consolidated financial statements include the accounts of Indiana Energy, Inc. (Indiana Energy or the company) and its wholly and majority-owned subsidiaries, after elimination of intercompany transactions. The consolidated financial statements separate the regulated utility operations, principally Indiana Gas Company, Inc., (Indiana Gas), from the nonutility operations grouped under IEI Investments, Inc. Indiana Gas provides natural gas and transportation services to a diversified base of customers in 281 communities in 48 of Indiana's 92 counties. The nonutility operations include IGC Energy, Inc. (IGC Energy), Energy Realty, Inc. (Energy Realty) and Indiana Energy Services, Inc. (IES), all indirect wholly owned subsidiaries of Indiana Energy, and interests in ProLiance Energy, LLC (see Note 11), CIGMA, LLC (see Note 13) and Energy Systems Group, LLC (see Note 14).

      Investments in limited partnerships and less than majority-owned affiliates are accounted for on the equity method.

      B.  Utility Plant and Depreciation
      Except as described below, utility plant is stated at the original cost and includes allocations of payroll-related costs and administrative and general expenses, as well as an allowance for the cost of funds used during construction. Upon normal retirement of a depreciable unit of property, the cost is credited to utility plant and charged to accumulated depreciation together with the cost of removal, less any salvage. No gain or loss is recognized upon normal retirement.

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

      C.  Unamortized Debt Discount and Expense
      Indiana Gas was authorized as part of an August 17, 1994 order from the Indiana Utility Regulatory Commission (IURC) to amortize over a 15-year period the debt discount and expense related to new debt issues and future premiums paid for debt reacquired in connection with refinancing. Debt discount and expense for issues in place prior to this order are being amortized over the lives of the related issues. Premiums paid prior to this order for debt reacquired in connection with refinancing are being amortized over the life of the refunding issue.

      D.  Cash Flow Information
      For the purposes of the Consolidated Statements of Cash Flows, the company considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


      Thousands                                1997     1996     1995
      Interest (net of amount capitalized) $ 15,496 $ 15,816 $ 14,614
      Income taxes                         $ 21,851 $ 30,608 $ 26,206


      E.  Revenues
      To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

      F.  Gas in Underground Storage
      Gas in underground storage as of September 30, 1997, was $19.2 million compared to $39.1 million at September 30, 1996. This decrease resulted primarily from Indiana Gas' replacement of contract storage services with city gate delivery services.

      Based on the average cost of purchased gas during September
      1997, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at September 30, 1997, by approximately $11,204,000.

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

      The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.


      Thousands                 1997    1996   1995
      AFUDC - borrowed funds  $  596   $ 283  $ 215
      AFUDC - equity funds       487     232    176
      Total AFUDC capitalized $1,083   $ 515  $ 391


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

      2. Corporate Restructuring

      In April 1997, the Board of Directors of Indiana Energy approved a new growth strategy designed to support the company's transition into a more competitive environment.

      For fiscal 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after tax) as described below. These actions by Indiana Gas were consistent with the company's new growth strategy. The effect on the company's fiscal 1997 earnings is a reduction in earnings per share of $1.08 per common share.

      In July 1997, Indiana Gas advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees within five years. The reductions are being implemented through involuntary separation and attrition. As a result of initial work force reductions during September 1997, employees totaled approximately 950 as of September 30, 1997. Indiana Gas recorded restructuring costs of $5.4 million related to the 1997 and planned work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits.

      Further, Indiana Gas' management has committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million to adjust the carrying value of those assets to estimated fair value.

      In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries, as well as to third-parties in the future. Services to be provided include human resources functions, information technology and various financial services. These services had been provided by Indiana Gas in the past.

      3. Regulatory Assets and Liabilities

      Indiana Gas is subject to the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). Regulatory assets represent probable future revenue to Indiana Gas associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheet as of September 30 (in thousands) relate to the following:


      Regulatory Assets                                 1997
      Postretirement benefits other than pensions   $  4,486
      Unamortized debt discount and expense            4,849
      Gas costs due from customers, net                5,843
      Deferred acquisition costs                         698
                                                    $ 15,876

      Regulatory Liabilities
      Amounts due to customers - income taxes, net  $  1,874
                                                    $  1,874


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

      4.  Short-Term Borrowings

      Indiana Gas has available committed lines of credit of $60 million with approximately $20 million outstanding at September 30, 1997. These lines of credit are renewable annually and may be adjusted quarterly as borrowings fluctuate with seasonal needs and other short-term funding requirements. Indiana Gas' board of directors has authorized borrowings of up to $150 million under bank lines of credit. Indiana Gas has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees that are mutually agreeable. Notes payable to banks bore interest at rates negotiated with the bank at the time of borrowing.

      Bank loans outstanding during the reported periods were as follows:


      Thousands                                              1997     1996     1995
      Outstanding at year end                            $ 20,000 $ 24,236 $  2,225
      Weighted average interest rates at year end            5.7%     5.4%     6.1%
      Weighted average interest rates during the year        5.5%     5.7%     5.7%
      Weighted average total outstanding during the year $ 28,959 $  5,930 $ 16,578
      Maximum total outstanding during the year          $ 89,725 $ 28,150 $ 50,000


      In addition, Energy Realty had a $3.8-million bank loan outstanding at year end related to the purchase of a warehouse facility that is leased to Indiana Gas.

      5.  Long-Term Debt

      During July 1997, Indiana Gas issued $15 million in aggregate principal amount of its Medium-Term Notes, Series E (Notes) as follows: $5.0 million of 6.42% Notes due July 7, 2027; $3.5 million of 6.68% Notes due July 7, 2027; and $6.5 million of 6.54% Notes due July 9, 2007. The net proceeds from the sale of the Notes will be used to refinance existing debt, to finance Indiana Gas' continuing construction program and for other corporate purposes.

      Consolidated maturities and sinking fund requirements on long-term debt subject to mandatory redemption during the five years following 1997 are $35,277,000 in 1998, $10,332,000 in
      1999, $393,000 in 2000, $410,000 in 2001 and $4,917,000 in
      2002.

      Provisions under which certain of Indiana Gas' Series E Medium Term Notes were issued entitle the holders of $30 million of these notes to put the debt back to Indiana Gas at face value at a specified date before maturity beginning in 2000. Long-term debt subject to the put provisions during the five years following 1997 totals $5,000,000 in 2000 and $11,500,000 in
      2002.

      6.  Fair Value of Financial Instruments

      The estimated fair values of the company's financial instruments were as follows:


                                    September 30, 1997   September 30, 1996
                                    Carrying   Fair      Carrying   Fair
      Thousands                     Amount     Value     Amount     Value
      Cash and cash equivalents     $     48   $     48  $     20   $     20
      Notes payable                 $ 23,800   $ 23,800  $ 28,036   $ 28,036
      Long-term debt (includes
        amounts due within one year)$193,063   $200,080  $178,335   $182,482


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

      7.  Capital Stock

      On July 28, 1995, Indiana Energy's board of directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. During 1996, Indiana Energy repurchased 92,100 shares with an associated cost of $2,116,000. No shares were repurchased during 1997.

      Common stock dividends of the company may be reinvested under a Dividend Reinvestment and Stock Purchase Plan. Common shares purchased in connection with the plan are currently being acquired through the open market.

      The company has an Executive Restricted Stock Plan for the principal officers of the company and participating subsidiary companies. Shares issued are original issue shares of the company, carry transferability restrictions and are subject to forfeiture provisions according to the terms of the plan.

      The company also has a Directors' Restricted Stock Plan through which non-employee directors receive one-third of their combined compensation (exclusive of attendance fees) as directors of the company, Indiana Gas or IEI Investments, Inc. in shares of the company's common stock subject to certain restrictions on transferability. They may also elect to receive the remaining two-thirds of their combined compensation (exclusive of attendance fees) in cash or in shares of the company's common stock which are not subject to restrictions on transferability other than those imposed by federal and state laws.

      Additionally, under the terms of the company's retirement savings plan (see Note 8), eligible participants may direct a specified percentage of their compensation to be invested in shares of the company's common stock.

      At September 30, 1997, the shares of the company's common stock reserved for issuance under each of those plans were as follows:


      Dividend Reinvestment and Stock Purchase Plan     353,847
      Executive Restricted Stock Plan                   271,089
      Directors' Restricted Stock Plan                   47,945
      Retirement Savings Plan                           382,262


      Indiana Gas and Indiana Energy also each have 4 million of authorized and unissued shares of preferred stock.

      On July 25, 1986, the board of directors of Indiana Energy declared a dividend distribution of one common share purchase right for each outstanding share of common stock of Indiana Energy. The distribution was made to shareholders of record August 11, 1986. In addition, one right has been and will be distributed for each share issued following August 11, 1986. On April 26, 1996, the board of directors of Indiana Energy authorized the amendment and restatement of the shareholder rights agreement relating to the common share purchase rights, which occurred effective May 31, 1996. If and when the rights become exercisable, each right will entitle the registered holder to purchase from Indiana Energy one share of common stock at a price of $60 per share, subject to certain adjustments described in the rights agreement. The rights become exercisable only when a person or group acquires beneficial ownership of 15 percent or more of Indiana Energy's common stock, or becomes the beneficial owner of an amount of Indiana Energy's common stock (but not less than 10 percent) which the board of directors determines to be substantial and whose ownership the board of directors determines is intended or may be reasonably anticipated, in general, to cause Indiana Energy to take actions determined by the board of directors to be not in Indiana Energy's best long-term interests or when any person or group announces a tender or exchange offer for 15 percent or more of Indiana Energy's common stock.

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

      8.  Retirement Plans and Other Postretirement Benefits

      The company has a defined contribution retirement savings plan which is qualified under sections 401(a) and 401(k) of the Internal Revenue Code. Under the terms of the retirement savings plan, eligible participants may direct a specified percentage of their compensation to be invested in shares of the company's common stock or various investment funds. Participants in the retirement savings plan have, subject to prescribed limitations, matching company contributions made to the plan on their behalf, plus a year-end lump sum company contribution. During 1997, 1996 and 1995, the company made contributions of $2,360,000, $2,445,000 and $2,335,000, respectively.

      The company also has two non-contributory defined benefit retirement plans that cover all employees meeting certain minimum age and service requirements. Benefits are determined by a formula based on the employee's base earnings, years of participation in the plan and the employee's age at retirement.

      The company's defined benefit retirement plan assets are under custody of trustees and consist of actively managed stock and bond portfolios, as well as short-term investments. It is the company's funding policy to maintain the pension plans on an actuarially sound basis. Under this policy, funding was $350,000 in 1997, $464,000 in 1996 and $143,000 in 1995.

      The company has an unfunded supplemental retirement plan for certain management employees. Benefits are determined by a formula based on 65 percent of the participant's average monthly earnings, less benefits received under the company's pension and savings plans and the participant's primary Social Security benefits.

      The calculation of pension expense is as follows:


      Thousands                                     1997     1996    1995
      Pension benefits earned during the period $  1,268 $  1,174 $ 1,086
      Interest accrued on projected pension
         benefit obligation                        4,847    4,730   4,554
      Actual return on pension plan assets       (16,013) (10,244) (9,632)
      Net amortization, deferral and other         9,982    4,634   4,698
      Total pension expense                     $     84 $    294 $   706


      The following table reconciles the plans' funded status at September 30 with amounts recorded in the company's financial statements. Certain assets and obligations of the plans have been deferred and recognized in the financial statements in subsequent periods.


      Thousands                                          1997      1996
      Actuarial present value of pension benefits:
         Vested benefits                             $ 57,337  $ 54,637
         Nonvested benefits                               164       159
         Effect of future salary increases              8,476     8,167
      Projected pension benefit obligation             65,977    62,963
      Plan assets at fair value                        87,801    75,748
      Plan assets in excess of projected
         pension benefit obligation at September 30    21,824    12,785
      Unrecognized adjusted prior service costs         2,526     1,966
      Unrecognized net assets at date of initial
         application                                   (1,515)   (1,776)
      Unrecognized net (gain) loss and other          (19,378)  (13,333)
      Prepaid (accrued) pension cost at September 30 $  3,457  $   (358)


      The weighted-average discount rate used in determining the actuarial present value of the SFAS 87 projected benefit obligation was 7.75 percent in 1997 and 8 percent in 1996. For 1997 and 1996, the expected long-term rate of return on assets used was 9 percent and the average rate of increase in future compensation levels used ranged from 5 to 5.5 percent. The average future service of plan participants used to compute amortization of the net assets existing at the date of initial application of SFAS 87 is approximately 17 years.

      In addition to providing pension benefits, the company presently provides postretirement health care and life insurance benefits to full-time employees who have completed 10 years of service and retire from the company. The plan pays stated percentages of most reasonable and necessary medical expenses incurred by retirees, after subtracting payments by other providers and after a stated deductible has been met. The plan also contains cost-sharing provisions (added in fiscal 1995) whereby employees retiring after January 1, 1996, are required to make contributions to the plan when increases in the company's health care costs exceed the general rate of inflation, as measured by the Consumer Price Index (CPI). These postretirement benefits are principally self-insured. Currently, the company does not fund this postretirement plan.

      On May 3, 1995, the IURC issued an order authorizing Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). The Office of the Utility Consumer Counselor appealed the order, however, on January 21, 1997, the Indiana Court of Appeals affirmed the IURC decision authorizing recovery. Amounts accrued prior to the order were deferred as allowed by the IURC (see Note 3).

      Postretirement benefit cost, excluding the curtailment loss in 1997, consisted of the following components:


      Thousands                                             1997     1996     1995
      Service cost - benefits attributed to service
         during the period                              $    770 $    806  $ 1,423
      Interest cost on accumulated postretirement
         obligation                                        3,311    3,264    4,186
      Amortization of transition obligation                2,280    2,280    2,772
      Amortization of net (gain) loss and other            1,397      978   (4,543)
      Total postretirement benefit cost                 $  7,758 $  7,328  $ 3,838


      The following table reconciles the plan's funded status to the accrued postretirement benefit cost as reflected on the balance sheet as of September 30, 1997, and 1996:


      Thousands                                   1997      1996
      Accumulated postretirement benefit
        obligation:
        Retirees and dependents               $ 24,811  $ 27,903
        Other fully eligible participants        8,599     7,194
        Other active participants                9,473     9,973
      Total accumulated postretirement benefit
        obligation                              42,883    45,070
      Fair value of plan assets                      -         -
      Accumulated postretirement benefit
        obligation in excess of plan assets    (42,883)  (45,070)
      Unrecognized net (gain) loss             (11,441)   (8,599)
      Unrecognized transition obligation        31,286    38,765
      Accrued postretirement benefit
        cost at September 30                  $(23,038) $(14,904)


      The assumed health care cost trend rate for medical gross eligible charges used in measuring the accumulated postretirement benefit obligation as of September 30, 1997, was 7.5 percent for fiscal 1998. This rate is assumed to decrease gradually through fiscal 2003 to 5.5 percent and remain at that level thereafter. The assumed CPI rate, relating to the plan's cost sharing provisions for retirees, was 3.5 percent. A 1-percent increase in the assumed health care cost trend rates for each future year produces approximately a $1.0 million increase in the accumulated postretirement benefit obligation as of September 30, 1997, and approximately a $100,000 increase in the annual aggregate of the service and interest cost components of postretirement benefit cost. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75 percent in 1997 and 8 percent in 1996.

      9.  Commitments

      Estimated capital expenditures for 1998 are $68 million.
      Total lease expense was $2,200,000 in 1997, $2,863,000 in 1996 and $2,811,000 in 1995.

      Lease commitments are $1,121,000 in 1998, $594,000 in 1999,
      $425,000 in 2000, $361,000 in 2001, $329,000 in 2002 and
      $10,000 in total for all later years. There are no leases that extend beyond 2036. Indiana Gas has storage and supply contracts that range from one month to five years.

      10.  Environmental Costs

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

      Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Removal activities have been conducted at several sites and a remedial investigation/feasibility study (RI/FS) is nearing completion at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management. Indiana Gas and others continue to assess, on a site-by-site basis, whether any of the remaining sites require remediation, to what extent it is required and the estimated cost. Preliminary assessments (PAs) have been completed on all of the sites. Site investigations (SIs) and supplemental site investigations (SSIs) have been conducted at a number of the sites. Based upon the site work completed to date, Indiana Gas believes that a level of contamination that may require some level of remedial activity may be present at a number of the sites. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas is currently conducting groundwater monitoring at certain sites where deemed appropriate and will continue its evaluation of the sites as appropriate and necessary.

      Based upon the work performed to date, Indiana Gas has accrued remediation and related costs for the sites where remedial activities have taken place. PA/SI, SSI and groundwater monitoring costs have been accrued for the remaining sites where appropriate. Estimated costs of certain remedial actions that may likely be required have also been accrued. Costs associated with environmental remedial activities are accrued when such costs are probable and reasonably estimable. Indiana Gas does not believe it can provide an estimate of the reasonably possible total remediation costs for any site prior to completion of an RI/FS and the development of some sense of the timing for implementation of the potential remedial alternatives, to the extent such remediation is required. Accordingly, the total costs which may be incurred in connection with the remediation of all sites, to the extent remediation is necessary, cannot be determined at this time.

      Indiana Gas has been pursuing recovery from three separate sources for the costs it has incurred and expects to incur relating to the 26 sites. Those sources are insurance carriers, potentially responsible parties (PRPs) and recovery through rates from retail gas customers.

      During 1995, Indiana Gas received an order from the IURC in which the Commission concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers. This ruling was affirmed by the Indiana Court of Appeals. On August 15, 1997, the Indiana Supreme Court denied Indiana Gas' petition for transfer and the IURC order became final.

      Indiana Gas has also completed the process of identifying PRPs for each site. With the help of outside counsel, Indiana Gas has prepared estimates of the PRPs' share of environmental liabilities which may exist at each of the sites based on equitable principles derived from case law or applied by parties in achieving settlements. PRPs include two financially viable utilities, PSI Energy, Inc. (PSI) and Northern Indiana Public Service Company (NIPSCO). On August 12, 1997, Indiana Gas and PSI signed an agreement with respect to thirteen of the nineteen sites where PSI is a PRP, which provides for an equal sharing between Indiana Gas and PSI of past and future response costs at the thirteen sites. Indiana Gas and PSI must jointly approve future management of the sites and the decisions to spend additional funds. Indiana Gas previously entered into an agreement with PSI providing for the sharing of costs related to another site. Five other sites are already the subject of an agreement between Indiana Gas and NIPSCO which provides for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the sites. Indiana Gas further expects in the near future to commence negotiations with PSI and NIPSCO regarding these five sites for the purpose of including PSI in the Indiana Gas-NIPSCO agreement. The PSI and NIPSCO agreements, as well as the cost sharing estimates of other PRPs, have been utilized by Indiana Gas to record a receivable from PRPs for their share of the liability for work performed by Indiana Gas to date, as well as to accrue Indiana Gas' proportionate share of the estimated cost related to work not yet performed.

      On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division (the Court) against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law and has appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit. However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of September 30, 1997, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

      The Court's rulings have had no material impact on earnings since Indiana Gas has previously recorded all costs (in aggregate $14.7 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

      The impact on Indiana Gas' financial position and results of operations of complying with federal, state and local environmental regulations related to former manufactured gas plant sites is contingent upon several uncertainties. These include the costs of any compliance activities which may occur and the timing of the actions taken, as well as the outcome of the appeal of the summary judgment rulings issued in favor of the insurers in the insurance litigation described above. Although Indiana Gas will endeavor to manage the manufactured gas plant remediation program so that any amounts received will be sufficient to fund environmental costs, there can be no assurance that in the future, environmental costs will not exceed related recoveries.

      11.  Nonutility Income

      The components of nonutility income, shown net of tax, are listed below:


      Thousands                                 1997     1996     1995
      Nonutility income (loss):
      Gas marketing affiliates, net of
         reserve                             $ 5,726  $ 3,265  $    89
      Gain on sale of nonutility assets        1,790        -        -
      Other - net                               (491)     306      758
                                             $ 7,025  $ 3,571  $   847


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

      On September 12, 1997, the Indiana Utility Regulatory Commission (IURC) issued the decision in the complaint proceeding relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas. The IURC concluded that these agreements are consistent with the public interest. The management of Indiana Energy believes that the decision is supportive of the utilities' relationship with ProLiance in all material respects.

      The IURC's decision suggests that all material provisions of the agreements between ProLiance and the utilities are reasonable. In the decision the IURC acknowledged that the utilities' purchases of gas commodity from ProLiance at index prices, as compared to ProLiance's actual cost, is not unreasonable. The IURC also acknowledged that the amounts paid by ProLiance to the utilities for the prospect of using pipeline entitlements if and when they are not required to serve the utilities' firm customers, and the fees paid by the utilities to ProLiance for portfolio administration services are not unreasonable. Nevertheless, with respect to each of these matters, the IURC concluded that additional findings in the gas cost adjustment (GCA) process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

      On October 6, 1997, counsel for Indiana Gas was served with certain filings made with the Indiana Court of Appeals (Court) by the Petitioners and the Indiana Office of Utility Consumer Counselor (OUCC). The effect of these filings is to initiate an appeal of the IURC's decision by the Petitioners and the OUCC.

      Pursuant to the procedure governing appeals of IURC decisions, at this time neither the Petitioners nor the OUCC have indicated on what basis they will attempt to challenge the IURC's decision. The schedule for the appeal proposed by the Petitioners and the OUCC indicates that the earliest they will likely disclose such a basis would be on January 12, 1998, when they would be obligated to file the IURC's record of proceedings with the Court.

      As a result of the IURC's decision and notwithstanding the initiation of the appeal, during the fourth quarter of fiscal 1997, Indiana Energy recognized approximately $3.0 million of its share of ProLiance's earnings which had previously been reserved. Of that amount, $700,000 related to fiscal 1996. At September 30, 1997, $600,000 continues to be reserved pending the outcome of the consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

      Although Indiana Gas' management believes that based upon applicable Indiana law and the IURC's record of proceedings in the ProLiance case the IURC's decision should be upheld by the Court, there can be no assurance as to that outcome.

      12.  Income Taxes

      The components of consolidated income tax expense, including amounts in "Other" on the Consolidated Statements of Income, were as follows:


      Thousands                      1997     1996     1995
      Current:
         Federal                  $21,129  $20,574  $12,193
         State                      3,368    3,277    2,077
                                   24,497   23,851   14,270
      Deferred:
         Federal                  (11,678)     709    3,652
         State                       (940)      95      342
                                  (12,618)     804    3,994
      Amortization of investment
         tax credits                 (930)    (930)    (930)
      Consolidated income tax
         expense                  $10,949  $23,725  $17,334


      The recording of restructuring costs of $39.5 million in 1997 had the effect of decreasing deferred income tax expense by approximately $15.0 million.

      Effective income tax rates were 34.81 percent, 35.99 percent and 34.47 percent of pretax income for 1997, 1996 and 1995, respectively. This compares with a combined federal and state income tax statutory rate of 37.93 percent for all years reported. Individual components of these rate differences are not significant except investment tax credit which amounted to (3.0%) in 1997, (1.4%) in 1996 and (1.8%) in 1995.

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

      Significant components of the company's net deferred tax liability as of September 30, 1997, and 1996 are as follows:


      Thousands                               1997      1996
      Deferred tax liabilities:
         Accelerated depreciation         $ 51,413  $ 48,009
         Property basis differences          2,101    17,690
         Acquisition adjustment              6,286     6,475
         Other                              (1,645)   (7,406)
      Deferred tax assets:
         Deferred investment tax credit     (3,884)   (4,237)
         Regulatory income tax liability      (711)   (1,075)
      Less deferred income taxes related
         to current assets and liabilities   1,645     7,406
      Balance as of September 30          $ 55,205  $ 66,862


      Investment tax credits have been deferred and are being credited to income over the life of the property giving rise to the credit. The Tax Reform Act of 1986 eliminated investment tax credits for property acquired after January 1, 1986.

      13.  Affiliate Transactions

      ProLiance began providing natural gas supply and related services to Indiana Gas effective April 1, 1996. Indiana Gas' purchases from ProLiance for resale and for injections into storage for 1997 and 1996 totaled $306.1 million and $117.9 million, respectively.

      As of September 30, 1997, ProLiance has a standby letter of credit facility with a bank for letters up to $45 million.
      This facility is secured in part by a support agreement from Indiana Energy.

      On April 1, 1997, IGC Energy and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas, formed CIGMA, LLC (CIGMA), a jointly and equally owned limited liability company. CIGMA provides materials acquisition and related services that are used by Indiana Gas and Citizens Gas, as well as similar services for third parties. Indiana Gas' purchases of these services during 1997, totaled $9.6 million. IGC Energy made an initial capital contribution of $3.6 million to CIGMA, and is accounting for its 50-percent interest under the equity method.

      Amounts owed to affiliates totaled $21.7 million and $18.1 million at September 30, 1997 and 1996, respectively, and are included in Accounts Payable on the Consolidated Balance
      Sheets.

      Amounts due from affiliates totaled $8.7 million at September 30, 1997, and are included in Accounts Receivable on the Consolidated Balance Sheet.

      14.  Energy Systems Group, LLC

      On May 23, 1997, IGC Energy, Citizens By-Products Coal Company and Energy Systems Group, Inc. (ESGI) formed Energy Systems Group, LLC (ESG), an equally owned limited liability company. ESG provides a package of products, services and skills to help energy users achieve enhanced energy and operational performance. The packages provide for improvements to be paid for by the customers from savings generated within their existing operating budgets. ESG has assumed the responsibilities of ESGI, an energy related performance contracting firm and wholly owned subsidiary of SIGCORP, Inc. IGC Energy's initial investment in ESG was recorded at $3.3 million and is payable over the next five years. The final investment amount may be higher depending on ESG's financial performance over that five-year period. IGC Energy's one-third interest in ESG is being accounted for under the equity method.

      15.  Summarized Financial Data (Unaudited)

      Summarized quarterly financial data (in thousands of dollars except per share amounts) for 1997 and 1996 are as follows:


      1997: THREE MONTHS ENDED         DEC. 31  MAR. 31  JUNE 30  SEP. 30(1)
      Utility operating revenues      $172,481 $215,695  $83,733   $ 58,498
      Utility operating income (loss)   20,260   27,153    7,799    (26,201)
      Nonutility income (loss)             866    1,210    2,157      2,792
      Net income (loss)                 17,285   24,349    6,466    (27,597)
      Earnings (loss) per average
         share of common stock        $    .77 $   1.07  $   .29   $  (1.22)

      1996: THREE MONTHS ENDED         DEC. 31  MAR. 31  JUNE 30  SEP. 30
      Utility operating revenues      $154,309 $222,553  $91,211   $ 62,521
      Utility operating income (loss)   22,654   27,280    5,863     (2,244)
      Nonutility income (loss)             165    2,404      529        473
      Net income (loss)                 19,093   26,234    2,802     (5,928)
      Earnings (loss) per average
         share of common stock        $    .85 $   1.16  $   .13   $   (.27)


      (1) Reflects the recording of restructuring costs of $39.5 million ($24.5 million after-tax or $1.08 per common share), during the fourth quarter of fiscal 1997 (see Note 2).

      Note: Because of the seasonal factors that significantly affect the companies' operations, the results of operations for interim periods within fiscal years are not comparable.



Item 9.        Changes in and Disagreements with Accountants

                  None.

Part III

Item 10.   Directors and Executive Officers of the Registrant

       Except for the list of the executive officers, which can be found in Part I, Item 4(a) of this report, and as noted below, the information required to be shown in this part for Item 10, Directors and Executive Officers of the Registrant is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 4, 1997.


Item 11.   Executive Compensation

       The information required to be shown in this part for
       Item 11, Executive Compensation, is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 4, 1997.

Item 12.   Securities Ownership of Certain Beneficial Owners and
           Management

       The information required to be shown in this part for
       Item 12, Securities Ownership of Certain Beneficial
       Owners and Management is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 4, 1997.

Item 13.   Certain Relationships and Related Transactions

       The information required to be shown in this part for
       Item 13, Certain Relationships and Related Transactions is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 4, 1997.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       The following documents are filed as part of this report:

  (a)-1 Financial Statements
                                                      Location in 10-K

       Report of Independent Public Accountants             Item 8

       Consolidated Statements of Income - 1997,
       1996 and 1995                                        Item 8

       Consolidated Statements of Cash Flows - 1997,
       1996 and 1995                                        Item 8

       Consolidated Balance Sheets at September 30,
       1997 and 1996                                        Item 8

       Consolidated Statements of Common Shareholders'
       Equity - 1997, 1996 and 1995                         Item 8

       Consolidated Schedules of Long-Term Debt
       as of September 30, 1997 and 1996                    Item 8

       Notes to Financial Statements                        Item 8

  (a)-2 Financial Statement Schedules

       Report of Independent Public Accountants on Schedules

       Schedule II.   Valuation and Qualifying
                      Accounts - 1997, 1996 and 1995

  (a)-3 Exhibits

        See Exhibit Index

  (b)   Reports on Form 8-K

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

        On September 15, 1997, Indiana Energy and Indiana Gas filed a Current Report on Form 8-K with respect to a press release (dated September 15, 1997), announcing the receipt by Indiana Gas of a ruling issued by the IURC on September 12, 1997.
        The ruling addressed a proceeding initiated by a small group of Indiana Gas' and Citizens Gas' customers who contended that the gas service contracts between ProLiance and Indiana Gas and Citizens Gas should be disapproved by the IURC.
        Items reported include:
                Item 5.   Other Events
                    Press release dated September 15, 1997.

        On October 8, 1997, Indiana Energy and Indiana Gas filed a Current Report on Form 8-K with respect to the appeal by a small group of Indiana Gas' and Citizens Gas' customers and the Office of Utility Consumer Counselor of the IURC's September 12, 1997, decision in the ProLiance complaint proceeding. Items reported include:
                Item 5.   Other Events
                    Information related to the appeal of the IURC's decision in the ProLiance complaint proceeding.

        On October 31, 1997, Indiana Energy and Indiana Gas filed a Current Report on Form 8-K with respect to a press release (dated October 31, 1997), announcing the recording of a restructuring charge by Indiana Gas. Items reported include:
                Item 5.   Other Events
                    Press release dated October 31, 1997.

        On November 14, 1997, Indiana Energy and Indiana Gas filed a Current Report on Form 8-K which included the September 30, 1997, audited Consolidated Financial Statements and Notes to Consolidated Financial Statements of Indiana Energy and Subsidiary Companies, as well as Management's Discussion and Analysis of Results of Operations and Financial Condition (MD&A). Items reported include:
                Item 5.  Other Events
                    Indiana Energy, Inc. and Subsidiary Companies' September 30, 1997, audited Consolidated Financial Statements and Notes, and MD&A.

        On December 5, 1997, Indiana Gas filed a Current Form on 8-K to file as Exhibit 4 thereto: Officers' Certificate with respect to the establishment of the Medium Term Notes, Series F (including Administrative Procedures and forms of Fixed Rate Note and Floating Rate Note).

        On December 5, 1997, Indiana Gas filed a Current Form on 8-K to file as Exhibit 1 thereto: Distribution Agreement dated November 19, 1997, among Indiana Gas Company, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated.

                             EXHIBIT INDEX

Exhibit No.         Description               Reference

2-A         Acquisition Agreement dated  Exhibit 1 to Indiana
            as of December 28, 1992,     Energy's Current
            between Tennessee Gas        Report on Form 8-K
            Pipeline Company, Tenneco    dated December 29,
            Merger Company, EnTrade      1992, and filed
            Corporation and the          January 13, 1993.
            Interestholders listed on
            Exhibit A thereto.

3-A         Amended and Restated         Exhibit 3-A to
            Articles of Incorporation.   Indiana Energy's
                                         1993 Annual Report
                                         on Form 10-K.

3-B         Amended and Restated Code    Exhibit 3-A to
            of By-Laws.                  Indiana Energy's
                                         Quarterly Report on
                                         Form 10-Q for the
                                         quarterly period
                                         ended March 31,
                                         1997.

4-A         Applicable provisions of     Exhibit 3-A to
            Indiana Energy's Amended     Indiana Energy's
            and Restated Articles of     1993 Annual Report
            Incorporation, as amended,   on Form 10-K.
            as set forth as Exhibit 3-A
            above.

4-B         Amended and Restated Rights  Exhibit 1 to
            Agreement between Indiana    Indiana Energy's
            Energy and Continental       Amendment to its
            Bank, N.A. (Now First        Registration
            Chicago Trust Company of     Statement on Form
            New York), as Rights Agent,  8-A, filed
            including form of Right      June 17, 1996.
            Certificate, dated as of
            July 30, 1986, as amended
            and restated as of December
            8, 1989 and as further
            amended and restated as of
            May 31, 1996.

4-C         Indenture dated February 1,  Exhibit 4(a) to
            1991, between Indiana Gas    Indiana Gas
            and Continental Bank,        Company, Inc.'s
            National Association.        Current Report on
                                         Form 8-K dated
                                         February 1, 1991,
                                         and filed February
                                         15, 1991; First
                                         Supplemental
                                         Indenture thereto
                                         dated as of
                                         February 15, 1991,
                                         (incorporated by
                                         reference to
                                         Exhibit 4(b) to
                                         Indiana Gas
                                         Company, Inc.'s
                                         Current Report on
                                         Form 8-K dated
                                         February 1, 1991,
                                         and filed February
                                         15, 1991); Second
                                         Supplemental
                                         Indenture thereto
                                         dated as of
                                         September 15, 1991,
                                         (incorporated by
                                         reference to
                                         Exhibit 4(b) to
                                         Indiana Gas
                                         Company, Inc.'s
                                         Current Report on
                                         Form 8-K dated
                                         September 15, 1991,
                                         and filed September
                                         25, 1991); Third
                                         Supplemental
                                         Indenture thereto
                                         dated as of
                                         September 15, 1991
                                         (incorporated by
                                         reference to
                                         Exhibit 4(c) to
                                         Indiana Gas
                                         Company, Inc.'s
                                         Current Report on
                                         Form 8-K dated
                                         September 15, 1991
                                         and filed September
                                         25, 1991); Fourth
                                         Supplemental
                                         Indenture thereto
                                         dated as of December
                                         2, 1992,
                                         (incorporated by
                                         reference to Exhibit
                                         4(b) to Indiana Gas
                                         Company, Inc.'s
                                         Current Report on
                                         Form 8-K dated
                                         December 1, 1992,
                                         and filed December
                                         8, 1992); Officers'
                                         Certificate pursuant
                                         to Section 301 of
                                         the Indenture dated
                                         as of April 5, 1995,
                                         (incorporated by
                                         reference to Exhibit
                                         4(a) to Indiana Gas
                                         Company, Inc.'s
                                         Current Report on
                                         Form 8-K dated and
                                         filed April 5,
                                         1995); and Officers'
                                         Certificate pursuant
                                         to Section 301 of
                                         the Indenture dated
                                         as of November 19,
                                         1997 (incorporated
                                         by reference to
                                         Exhibit 4 to Indiana
                                         Gas Company, Inc.'s
                                         Report on Form 8-K
                                         dated November 19,
                                         1997 and filed
                                         December 5, 1997).

10-A        Employment Agreement         Filed herewith.
            between Indiana Energy,
            Inc. and Lawrence A.
            Ferger, effective October
            1, 1997.

10-B        Employment Agreement         Filed herewith.
            between Indiana Energy,
            Inc. and Niel C.
            Ellerbrook, effective
            October 1, 1997.

10-C        Employment Agreement         Filed herewith.
            between Indiana Energy,
            Inc. and Paul T. Baker,
            effective October 1, 1997.

10-D        Employment Agreement         Filed herewith.
            between Indiana Energy,
            Inc. and Anthony E. Ard,
            effective October 1, 1997.

10-E        Termination Benefits         Filed herewith.
            Agreement between Indiana
            Energy, Inc. and Lawrence
            A. Ferger as amended and
            restated effective October
            1, 1997.

10-F        Termination Benefits         Filed herewith.
            Agreement between Indiana
            Energy, Inc. and Paul T.
            Baker as amended and
            restated effective October
            1, 1997.

10-G        Termination Benefits         Filed herewith.
            Agreement between Indiana
            Energy, Inc. and Niel C.
            Ellerbrook as amended and
            restated effective October
            1, 1997.

10-H        Termination Benefits         Filed herewith.
            Agreement between Indiana
            Energy, Inc. and Anthony E.
            Ard as amended and restated
            effective October 1, 1997.

10-I        Termination Benefits         Filed herewith.
            Agreement between Indiana
            Energy, Inc. and Timothy M.
            Hewitt as amended and
            restated effective October
            1, 1997.

10-J        Indiana Energy, Inc.         Filed herewith.
            Unfunded Supplemental
            Retirement Plan for a
            Select Group of Management
            Employees as amended and
            restated effective October
            1, 1997.

10-K        Indiana Energy, Inc.         Filed herewith.
            Executive Compensation
            Deferral Plan as amended
            and restated effective
            October 1, 1997.

10-L        Indiana Energy, Inc.         Exhibit 10-A to
            Directors Compensation       Indiana Energy's
            Deferral Plan as amended     Quarterly Report on
            and restated effective May   Form 10-Q for the
            1, 1997.                     quarterly period
                                         ended June 30, 1997.

10-M        Indiana Energy, Inc.         Filed herewith.
            Executive Restricted Stock
            Plan as amended and
            restated effective October
            1, 1997.

10-N        Indiana Energy, Inc. Annual  Exhibit 10-D to
            Management Incentive Plan    Indiana Energy's
            effective October 1, 1987.   1987 Annual Report
                                         on Form 10-K.

10-O        Indiana Energy, Inc.         Exhibit 10-B to
            Directors' Restricted Stock  Indiana Energy's
            Plan, as amended and         Quarterly Report on
            restated effective May 1,    Form 10-Q for the
            1997.                        quarterly period
                                         ended June 30, 1997.


10-P        Fundamental Operating        Exhibit 10-B to
            Agreement of ProLiance       Indiana Energy's
            Energy, LLC between IGC      Quarterly Report on
            Energy, Inc. and Citizens    Form 10-Q for the
            By-Products Coal Company,    quarterly period
            effective March 15, 1996.    ended March 31,
                                         1996.

10-Q        Formation Agreement among    Exhibit 10-C to
            Indiana Energy, Inc.,        Indiana Energy's
            Indiana Gas Company, Inc.,   Quarterly Report on
            IGC Energy, Inc., Indiana    Form 10-Q for the
            Energy Services, Inc.,       quarterly period
            Citizens Gas & Coke          ended March 31,
            Utility, Citizens By-        1996.
            Products Coal Company,
            Citizens Energy Services
            Corporation, and ProLiance
            Energy, LLC, effective
            March 15, 1996.

10-R        Gas Sales and Portfolio      Exhibit 10-C to
            Administration Agreement     Indiana Gas'
            between Indiana Gas          Quarterly Report on
            Company, Inc. and ProLiance  Form 10-Q for the
            Energy, LLC, effective       quarterly period
            March 15, 1996, for          ended March 31,
            services to begin April 1,   1996.
            1996.

10-S        Amended appendices to the    Exhibit 10-R to
            Gas Sales and Portfolio      Indiana Gas'
            Administration Agreement     1997 Annual
            between Indiana Gas          Report on Form
            Company, Inc. and            10-K.
            ProLiance Energy, LLC
            referred to above in
            Exhibit 10-R, effective
            November 1, 1997.

10-T        Exhibit 10-T schedules material gas
            contracts which are in effect between
            Indiana Gas Company, Inc. and suppliers
            other than its affiliate, ProLiance Energy, LLC (ProLiance). The gas contracts within each type are substantially identical in all material respects and at least one of each type of contract has been or is filed as indicated. The schedule details all material aspects in which a contract may differ from the contract filed. Indiana Gas has assigned or released many of these contracts to ProLiance pursuant to the Gas
            Sales and Portfolio Administration Agreement between Indiana Gas and ProLiance referred to above in Exhibits 10-R and 10-S.


Exh.                                                         Days of           Effective Expir.
No.     Type of Contract     Supplier          Contract No.  Wthdrwl. Dth/Day  Date      Date     Reference
                                                                                                  6/30/93
                                                                                                  Form 10Q,
                                                                                                  File 1-6494:
10-T.1  Firm Transportation  Panhandle Eastern P PLT011715             38,572  5/1/93    3/31/98  Exh. 10-B
10-T.2  Firm Transportation  Panhandle Eastern P PLT011716             51,431  5/1/93    3/31/99  Exh. 10-A

10-T.3  Market Area -        Panhandle Eastern P PLT011719             30,113  5/1/93    3/31/98  1993 Form 10K, Exh.
        Firm Transportation                                                                       10-I.5, File 1-6494.

10-T.4  Firm Transportation  Texas Gas         T3780                   50,000  11/1/93   10/31/98 1993 Form 10K, Exh.
                                                                                                  10-I.7, File 1-6494.
10-T.5  No Notice Service    Texas Gas         N0420                   41,687  11/1/93   10/31/98 1993 Form 10K, Exh.
                                                                                                  10-I.8, File 1-6494.
10-T.6  No Notice Service    Texas Gas         N0325                   56,793  11/1/93   10/31/00 See Exhibit 10-P.8
10-T.7  No Notice Service    Texas Gas         N0325                   56,794  11/1/93   10/31/98 See Exhibit 10-P.8
10-T.8  No Notice Service    Texas Gas         N0325                   56,794  11/1/93   10/31/99 See Exhibit 10-P.8

10-T.9  Firm Storage         ANR               T,E & S 05787 100       50,000  4/1/92    3/31/02  1992 Form 10K, Exh.
                                                                                                  10-R, File 1-6494.
10-T.10 Firm Storage-Related ANR               T,E & S 05788           50,000  4/1/92    3/31/02  1992 Form 10K, Exh.
        Transportation                                                                            10-S, File 1-6494.

10-T.11 Firm Natural Gas     Tenneco           NGFSA 9609              20,000  11/1/95   3/31/98  1995 Form 10-K, Exh.
        Supply               Gas Marketing                                                        10-P.20, File 1-6494.
10-T.12 Firm Natural Gas     Tenneco           NGFSA 9619              16,000  11/1/95   3/31/98  1995 Form 10-K, Exh.
        Supply               Gas Marketing                                                        10-P.21, File 1-6494.
10-T.13 Firm Natural Gas     Tenneco           NGFSA 9620              40,000  12/1/95   2/28/98  1995 Form 10-K, Exh.
        Supply               Gas Marketing                                                        10-P.22, File 1-6494.


21          Subsidiaries of Indiana Energy, Inc.          Filed herewith.

23          Consent of Independent Public Accountants     Filed herewith.

27          Financial Data Schedule                       Filed herewith.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Indiana Energy, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Item 8, in this Form 10-K, and have issued our report thereon dated October 31, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)-2 are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
Arthur Andersen LLP

Indianapolis, Indiana
October 31, 1997


                                INDIANA ENERGY, INC.
                             AND SUBSIDIARY COMPANIES

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            YEAR ENDED SEPTEMBER 30, 1997
                                     (Thousands)

             Col. A                 Col. B        Col. C             Col. D        Col. E  Col. F
                                                  Additions          Deductions
                                                    (1)       (2)
                                                                     For Purposes
                                    Balance at    Charged to         For Which             Balance at
                                    September 30, Costs and          Reserves      Other   September 30,
           Description              1996          Expenses    Other  Were Created  Changes 1997
RESERVE DEDUCTED FROM APPLICABLE
   ASSETS:
 Reserve for uncollectible accounts $  1,853      $ 2,655     $    0 $  2,724      $   0   $  1,784




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

                                      INDIANA ENERGY, INC.



Dated December 17, 1997               /s/ Lawrence A. Ferger
                                      Lawrence A. Ferger,
                                      Chairman
                                      and Chief Executive
                                      Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                Title                      Date



/s/ Lawrence A. Ferger      Chairman and
Lawrence A. Ferger          Chief Executive Officer    December 17, 1997



/s/ Niel C. Ellerbrook      President,
Niel C. Ellerbrook          Chief Operating Officer
                            and Director               December 17, 1997



/s/ Jerome A. Benkert       Vice President and
Jerome A. Benkert           Controller                 December 17, 1997




/s/ Paul T. Baker           Director                   December 17, 1997
Paul T. Baker



/s/ Loren K. Evans          Director                   December 17, 1997
Loren K. Evans



/s/ Otto N. Frenzel III     Director                   December 17, 1997
Otto N. Frenzel III



/s/ Anton H. George         Director                   December 17, 1997
Anton H. George



/s/ Don E. Marsh            Director                   December 17, 1997
Don E. Marsh



/s/ Richard P. Rechter      Director                   December 17, 1997
Richard P. Rechter



/s/ James C. Shook          Director                   December 17, 1997
James C. Shook



/s/ Jean L. Wojtowicz       Director                   December 17, 1997
Jean L. Wojtowicz



/s/ John E. Worthen         Director                   December 17, 1997
John E. Worthen