Form 10-Q
period 1997-12-31
INDIANA ENERGY INC
filed 1998-02-12
CIK 780859

February 12, 1998



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Energy, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
December 31, 1997, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/Douglas S. Schmidt
Douglas S. Schmidt

DSS:tmw

Enclosures


          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value     22,594,514     January 31, 1998
           Class                   Number of shares      Date


                   TABLE OF CONTENTS

Part I - Financial Information

    Consolidated Balance Sheets
      at December 31, 1997, and 1996
      and September 30, 1997

    Consolidated Statements of Income
      Three Months Ended December 31, 1997 and 1996,
       and Twelve Months Ended December 31, 1997 and 1996
    Consolidated Statements of Cash Flows
      Three Months Ended December 31, 1997 and 1996, and Twelve Months Ended December 31, 1997 and 1996

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K

                                         INDIANA ENERGY, INC.
                                      AND SUBSIDIARY COMPANIES

                                    CONSOLIDATED BALANCE SHEETS

                                               ASSETS
                                      (Thousands - Unaudited)


                                                  December 31         September 30
                                                1997        1996           1997

CURRENT ASSETS:
    Cash and cash equivalents                     20         185              48
    Accounts receivable, less reserves
        of $2,104,$2,658 and $1,784
        respectively (See Note 11)            53,544      45,599          22,318
    Accrued unbilled revenues                 46,123      37,247           8,964
    Materials and supplies - at average
        cost                                     150       4,075              63
    Liquefied petroleum gas - at average
        cost                                     878         864             872
    Gas in underground storage - at
       last-in, first-out cost                17,024      34,336          19,240
    Recoverable gas costs                          -      16,949           5,843
    Prepayments and other                      5,012       1,024           3,703
                                             122,751     140,279          61,051

INVESTMENTS IN UNCONSOLIDATED AFFILIATES      27,717      11,931          24,549

UTILITY PLANT:
    Original cost                            922,491     946,934         951,617
    Less - accumulated depreciation and
       amortization                          358,750     351,496         361,936
                                             563,741     595,438         589,681

NONUTILITY PLANT:
    Original cost                             45,803       4,114           4,114
    Less - accumulated depreciation and
       amortization                            9,004         691             779
                                              36,799       3,423           3,335

DEFERRED CHARGES:
    Unamortized debt discount and expense      8,139       7,428           7,074
    Other                                      6,051       8,395           5,155
                                              14,190      15,823          12,229

                                           $ 765,198   $ 766,894     $   690,845


                                 INDIANA ENERGY, INC.
                               AND SUBSIDIARY COMPANIES

                              CONSOLIDATED BALANCE SHEETS

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         (Thousands except shares - Unaudited)


                                                           December 31       September 30
                                                         1997        1996          1997
CURRENT LIABILITIES:
    Maturities and sinking fund requirements
       of long-term debt                                  272      35,272         35,272
    Notes payable                                      72,800      66,800         23,800
    Accounts payable (See Note 11)                     47,324      52,793         25,523
    Refundable gas costs                               10,333           -              -
    Customer deposits and advance payments             19,738      16,533         20,405
    Accrued taxes                                      19,127      14,406          8,659
    Accrued interest                                    4,361       4,561          2,629
    Other current liabilities                          25,480      26,674         31,817
                                                      199,435     217,039        148,105

DEFERRED CREDITS AND OTHER LIABILITIES:
    Deferred income taxes                              55,736      67,421         55,205
    Accrued postretirement benefits other
       than pensions                                   23,744      15,828         23,038
    Unamortized investment tax credit                  10,012      10,941         10,243
    Regulatory income tax liability                     1,874       2,835          1,874
    Other                                               2,035       1,821          1,992
                                                       93,401      98,846         92,352

COMMITMENTS AND CONTINGENCIES (See Notes 9 & 10)            -           -              -

CAPITALIZATION:
    Common stock (no par value) - authorized
        64,000,000 shares - issued and outstanding
        22,591,388, 22,578,339 and 22,580,543
        shares, respectively                          146,791     146,445        146,498
    Less unearned compensation - restricted
        stock grants                                    1,708       2,170          1,589
                                                      145,083     144,275        144,909
    Retained earnings                                 159,420     163,868        147,688
        Total common shareholders' equity             304,503     308,143        292,597
    Long-term debt                                    167,859     142,866        157,791
                                                      472,362     451,009        450,388

                                                    $ 765,198   $ 766,894    $   690,845



                                INDIANA ENERGY, INC.
                               AND SUBSIDIARY COMPANIES

                           CONSOLIDATED STATEMENTS OF INCOME
                           (Thousands except per share data)
                                     (Unaudited)


                                              Three Months             Twelve Months
                                            Ended December 31         Ended December 31
                                            1997          1996        1997          1996
OPERATING REVENUES:
    Utility                              $ 170,132    $ 172,481    $ 528,058    $ 548,766
    Other                                      203            -          356       11,831
                                           170,335      172,481      528,414      560,597
OPERATING EXPENSES:
    Cost of gas (See Note 11)              107,052      109,836      317,941      346,746
    Other operating                         18,020       19,255       80,194       85,583
    Restructuring costs (See Note 3)             -            -       39,531            -
    Depreciation and amortization            8,906        8,651       35,417       33,846
    Taxes other than income taxes            4,913        4,675       17,200       16,993
                                           138,891      142,417      490,283      483,168

OPERATING INCOME                            31,444       30,064       38,131       77,429

OTHER INCOME:
    Equity in earnings of unconsolidated
        affiliates (See Note 10)             1,963        1,492        9,187        1,353
    Other - net                                405          233        3,274          806
                                             2,368        1,725       12,461        2,159

INCOME BEFORE INTEREST AND
    INCOME TAXES                            33,812       31,789       50,592       79,588

INTEREST EXPENSE                             4,661        4,376       17,416       16,563

INCOME BEFORE INCOME TAXES                  29,151       27,413       33,176       63,025

INCOME TAXES                                10,795       10,128       11,602       22,632

NET INCOME                               $  18,356    $  17,285    $  21,574    $  40,393

AVERAGE COMMON SHARES OUTSTANDING           22,591       22,578       22,583       22,522

EARNINGS PER AVERAGE SHARE OF
    COMMON STOCK                         $    0.81    $    0.77    $    0.96    $    1.79



                                  INDIANA ENERGY, INC.
                                 AND SUBSIDIARY COMPANIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Thousands - Unaudited)

                                            Three Months             Twelve Months
                                         Ended December 31         Ended December 31
                                          1997        1996          1997        1996
CASH FLOWS FROM (REQUIRED FOR)
 OPERATING ACTIVITIES:
   Net income                           $ 18,356    $ 17,285      $ 21,574    $ 40,393
   Adjustments to reconcile net income
     to cash provided from operating
     activities -
       Noncash restructuring costs             -           -        32,838           -
       Depreciation and amortization       8,953       8,671        35,604      33,939
       Deferred income taxes                 531         558       (12,645)        661
       Investment tax credit                (232)       (232)         (930)       (930)
       Gain on sale of nonutility assets       -           -        (2,923)          -
       Undistributed earnings of
         unconsolidated affiliates        (1,963)     (1,417)       (9,187)     (1,353)
                                           7,289       7,580        42,757      32,317
       Changes in assets and liabilities-
         Receivables - net               (68,385)    (60,090)      (16,821)      6,923
         Inventories                       2,123       4,926        21,223      16,820
         Accounts payable, customer
            deposits, advance payments
            and other current
            liabilities                   14,797      20,196        (3,458)    (10,488)
         Accrued taxes and interest       12,200      12,209         4,521      (4,122)
         Recoverable/refundable gas costs 16,176     (14,239)       27,282     (24,957)
         Prepayments                      (1,309)       (978)       (3,988)        370
         Accrued postretirement benefits
            other than pensions              706         924         7,916       3,614
         Other - net                      (2,985)     (1,713)       (2,258)     (2,260)
           Total adjustments             (19,388)    (31,185)       77,174      18,217
             Net cash flows from
              (required for)operations    (1,032)    (13,900)       98,748      58,610

CASH FLOWS FROM (REQUIRED FOR)
 FINANCING ACTIVITIES:
    Repurchase of common stock                 -           -             -      (1,480)
    Sale of long-term debt                35,014          16        50,062       1,067
    Reduction in long-term debt          (59,946)       (213)      (60,069)    (19,296)
    Net change in short-term borrowings   49,000      38,764         6,000      39,800
    Dividends on common stock             (6,625)     (6,389)      (26,023)    (25,112)
        Net cash flows from (required
          for) financing activities       17,443      32,178       (30,030)     (5,021)

CASH FLOWS REQUIRED FOR INVESTING
 ACTIVITIES:
    Capital expenditures                 (16,339)    (17,713)      (70,533)    (71,899)
    Nonutility investments - net            (100)       (400)       (1,350)     (1,175)
    Proceeds from sale of nonutility
      assets                                   -           -         3,000           -
        Net cash flows required for
           investing activities          (16,439)    (18,113)      (68,883)    (73,074)

NET INCREASE (DECREASE) IN CASH              (28)        165          (165)    (19,485)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                    48          20           185      19,670

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                 $     20    $    185      $     20    $    185


Indiana Energy, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements

1.  Financial Statements.
    The consolidated financial statements include the accounts of Indiana Energy, Inc. (Indiana Energy or the company) and its wholly and majority-owned subsidiaries, after elimination of intercompany transactions. The company's consolidated financial statements include the operations of its regulated gas distribution subsidiary, Indiana Gas Company, Inc., (Indiana Gas), its nonregulated administrative services provider, IEI Services, LLC, and its nonutility subsidiaries and investments grouped under its nonregulated subsidiary, IEI Investments, Inc. The nonutility operations include IGC Energy, Inc. (IGC Energy), Energy Realty, Inc. (Energy Realty) and Indiana Energy Services, Inc. (IES), all indirect wholly owned subsidiaries of Indiana Energy, and interests in ProLiance Energy, LLC, CIGMA, LLC and Energy Systems Group, LLC.

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

2.  Financial Statement Presentation.
    The consolidated financial statements of Indiana Energy, Inc. and Subsidiary Companies are presented in the conventional classified format rather than a regulated utility format, which has been used in the past.
    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year competitive presentation. These reclassifications have no impact on net income previously reported.

3.  Corporate Restructuring.
    In April 1997, the Board of Directors of Indiana Energy approved a new growth strategy designed to support the company's transition into a more competitive environment.

    For fiscal 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after tax) as described below. These actions by Indiana Gas were consistent with the company's new growth strategy. The effect on the company's earnings for the twelve months ended December 31, 1997, is a reduction in earnings per share of $1.08 per common share.

    In July 1997, Indiana Gas advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees within five years. The reductions are being implemented through involuntary separation and attrition. As a result primarily of initial work force reductions during September 1997, employees totaled approximately 930 as of December 31, 1997. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the 1997 and planned work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits.

    Further, Indiana Gas' management has committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at December 31, 1997, and September 30, 1997, and are included in Utility Plant on the Consolidated Balance Sheets.

    In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries, as well as to third-parties in the future. The formation of IEI Services was established by a contribution of $32.2 million of net fixed assets at book value from Indiana Gas, which subsequently dividended its membership interest to Indiana Energy. These assets, which relate to the provision of administrative services, are classified in Nonutility Plant on the Consolidated Balance Sheet at December 31, 1997. Services provided by IEI Services include human resources functions, information technology and various financial services. These services had been provided by Indiana Gas in the past.

4.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash Flows, Indiana Energy considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                             Three Months Ended    Twelve Months Ended
                                 December 31           December 31
    Thousands                1997          1996    1997           1996
    Interest (net of
      amount capitalized)   $2,593     $2,037     $16,051      $16,093
    Income taxes            $   70     $    -     $21,921      $30,608


5.  Utility Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

6.  Gas in Underground Storage.
    Based on the average cost of purchased gas during December 1997, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at December 31, 1997, by approximately
    $9,232,000.

7.  Refundable or Recoverable Gas Costs.
    The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates, are deferred and are being recovered or refunded in accordance with procedures approved by the Indiana
    Utility Regulatory Commission (IURC).

8.  Long-Term Debt.
    In October 1997, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to the issuance of up to $95 million in debt securities and in November 1997 filed a prospectus supplement with respect to $95 million in Medium-Term Notes, Series F. In December 1997, Indiana Gas issued under this registration statement $35 million in aggregate principal amount of its Medium-Term Notes, Series F as follows: $20 million of 6.34% Notes due December 10, 2027; and $15 million of 6.36% Notes due December 6, 2004. The net proceeds from the sale of these new debt securities will be used to refinance certain of Indiana Gas' long-term debt issues and to refinance short-term obligations incurred in connection with Indiana Gas' ongoing construction program and other corporate purposes.

    In December 1997, Indiana Gas retired $35 million of 6
    5/8% Series D Notes and, called and redeemed $24.7 million of 8 1/2% Series B Debentures.

9.  Environmental Costs.
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It has been seeking to recover the costs of the investigations and work from insurance carriers and other potentially responsible parties (PRPs).

    The IURC has previously concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers.

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

    On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division (the Court) against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law and has appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit. However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. The oral argument for the appeal was conducted in early January of 1998. Presently, the case is before the court awaiting the issuance of a decision. There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of December 31, 1997, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

    The Court's rulings have had no material impact on earnings since Indiana Gas has recorded all costs (in aggregate approximately $14.8 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

10. ProLiance Energy, LLC.
    ProLiance Energy, LLC (ProLiance) is owned jointly and equally by IGC Energy and Citizens By-Products Coal
    Company, a wholly owned subsidiary of Citizens Gas and Coke Utility (Citizens Gas). ProLiance is the supplier of gas and related services to both Indiana Gas and Citizens Gas, as well as a provider of similar services to other utilities and customers in Indiana and surrounding states. ProLiance added power marketing in late fiscal 1997 to its services offered. Power marketing involves buying electricity on the wholesale market and then reselling it to other marketers, utilities and other customers. IGC Energy's investment in ProLiance is accounted for using the equity method.

    Pretax earnings recognized from ProLiance totaled $1.8 million for the first quarter of fiscal 1998, compared to $1.5 million for the same period one year ago.
    Pretax earnings recognized from ProLiance for the twelve months ended December 31, 1997, totaled $9.2 million compared to $1.5 million for the same period last year. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Affiliates on the Consolidated Statements of Income.

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

    On January 12, 1998, the Petitioners and the
    Indiana Office of Utility Consumer Counselor filed with the Indiana Court of Appeals (Court) a joint assignment of errors in which they set forth their allegations relating to their challenge of the IURC's September 12, 1997, decision. Those allegations primarily relate to whether the IURC erred in finding that the gas supply and portfolio administration agreements are in the public interest and whether the IURC erred in concluding that ProLiance is not subject to regulation by the IURC as a public utility.

    As a result of the IURC's decision and
    notwithstanding the initiation of the appeal, during the fourth quarter of fiscal 1997, Indiana
    Energy recognized approximately $4.8 million pretax of its share of ProLiance's earnings which had previously been reserved. Of that amount, $1.9 million related to the twelve months ended December
    31, 1996. At December 31, 1997, $1.2 million
    continues to be reserved pending the outcome of the consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

    Although Indiana Gas' management believes that based upon applicable Indiana law and the IURC's record of proceedings in the ProLiance case the IURC's decision should be upheld by the Court, there can be no assurance as to that outcome.

11. Affiliate Transactions.
    ProLiance began providing natural gas supply and related services to Indiana Gas effective April 1, 1996.
    Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three- and twelve-month periods ended December 31, 1997, totaled $104.1 million and $311.7 million, respectively. Indiana Gas' purchases from ProLiance for the three- and twelve-month periods ended December 31, 1996, totaled $103.2 million and $221.1 million, respectively.

    As of December 31, 1997, ProLiance has a standby letter of credit facility with a bank for letters up to $45 million. This facility is secured in part by a support agreement from Indiana Energy.

    CIGMA, LLC, owned jointly and equally by IGC Energy and Citizens By-Products Coal Company, provides materials acquisition and related services that are used by the company and Citizens Gas, as well as similar services for third parties. The company's purchases of these services during the three- and twelve-month periods ended December 31, 1997, totaled $6.6 million and $16.2 million, respectively.

    Amounts owed to affiliates totaled $35.6 million and $47.0 million at December 31, 1997 and 1996, respectively, and are included in Accounts Payable on the Consolidated Balance Sheets.

    Amounts due from affiliates totaled $6.0 million at December 31, 1997, and are included in Accounts
    Receivable on the Consolidated Balance Sheet.

Indiana Energy, Inc. and Subsidiary Companies
Management's Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations

                       Earnings
    Indiana Energy, Inc.'s (Indiana Energy or the company) consolidated earnings are from the operations of its gas distribution subsidiary, Indiana Gas Company, Inc.
(Indiana Gas), its nonregulated administrative services provider, IEI Services, LLC (IEI Services), and its nonutility subsidiaries and investments grouped under its nonregulated subsidiary, IEI Investments, Inc. (IEI
Investments).  The nonutility operations include IGC
Energy, Inc. (IGC Energy), Energy Realty, Inc. (Energy
Realty) and Indiana Energy Services, Inc. (IES), all indirect wholly owned subsidiaries of Indiana Energy, and interests in ProLiance Energy, LLC, CIGMA, LLC and Energy
Systems Group, LLC. The company is currently implementing a new growth strategy and restructuring plan which provides for, among other things, growing the earnings contribution from nonutility operations to over 20 percent of its total annual earnings within the next five years, and aggressively managing costs within its utility operations.

    Income and earnings per average share of common stock before 1997 restructuring costs for the three- and twelve-month periods ended December 31, 1997, when compared to the same periods one year ago, are summarized below:


(Millions except       Three Months Ended     Twelve Months Ended
 per share amounts)       December 31             December 31
                       1997          1996     1997           1996
Indiana Gas &
   IEI Services (1)   $17.2         $16.4     $38.4          $36.1
IEI Investments         1.2            .9       7.7            4.3
Net income            $18.4         $17.3     $46.1          $40.4

Earnings per share:
   Indiana Gas &
     IEI Services (1) $ .76         $ .73     $1.70          $1.60
   IEI Investments      .05           .04       .34            .19
        Total         $ .81         $ .77     $2.04          $1.79


(1) Income and earnings per share from Indiana Gas and IEI Services for the twelve-months ended December 31, 1997, after restructuring costs were $13.9 million and 62 cents, respectively.

    The increase in net income and earnings per share for the three-month period is primarily attributable to lower operation and maintenance expenses, including lower labor costs resulting from work force reductions.

    The increase in net income and earnings per share before restructuring costs for the twelve-month period is due primarily to lower operation and maintenance expenses, including lower costs for uncollectible accounts and lower labor costs resulting from work force reductions. Higher earnings recognized from Indiana Energy's energy marketing affiliates also contributed to the increase.

    For fiscal 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting after-tax restructuring charge of $24.5 million. These actions by Indiana Gas were consistent with the company's growth strategy that was approved by its board of directors during fiscal 1997. The effect on the company's earnings for the twelve months ended December 31, 1997, is a reduction in earnings per share of $1.08 per common share (see New Growth Strategy and Corporate Restructuring).

Utility Margin (Utility Operating Revenues Less Utility
                     Cost of Gas)
    Utility margin for the quarter ended December 31, 1997, was $63.1 million compared to $62.6 million for the same period last year. The increase reflects weather 2 percent colder than the same period last year and 3 percent colder than normal, as well as the addition of new residential and commercial customers.

    Utility margin for the twelve-month period ended
December 31, 1997, was $208.3 million compared to $208.0 million for the same period last year. The increase is primarily attributable to the addition of new residential and commercial customers, offset substantially by weather
3 percent warmer than the same period last year and 1 percent colder than normal.

    Total system throughput (combined sales and transportation) increased 2 percent (.8 MMDth) for the first quarter of fiscal 1998, when compared to the same period last year. Throughput decreased 1 percent (1.3
MMDth) for the twelve-month period, when compared to the same period one year ago. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs.
Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $3.87 for the three-month period ended December 31, 1997, compared to $4.04 for the same period one year ago.
For the twelve-month period, cost of gas per unit increased to $3.60 in the current period compared to $3.55 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

                Other Operating Margin
    Included in Operating Revenues and Operating Expenses on the Consolidated Statements of Income are the operations of IES. Prior to April 1, 1996, IES provided natural gas and related services to other gas utilities and customers in Indiana and surrounding states, and from January 1, 1996, to March 31, 1996, to Indiana Gas. IES' contribution to consolidated margin for the twelve months ended December 31, 1996 was $5.7 million. ProLiance
Energy, LLC (ProLiance) assumed the business of IES effective April 1, 1996, and now is the supplier of gas and related services to both Indiana Gas and Citizens Gas and Coke Utility (see ProLiance Energy, LLC). Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Affiliates on the Consolidated
Statements of Income.

      Operating Expenses (excluding Cost of Gas)
    Other operating expenses decreased $1.2 million for the three-month period ended December 31, 1997, when compared to the same period one year ago due primarily to lower distribution system costs and lower labor costs resulting from work force reductions.

    Other operating expenses decreased $5.4 million for the twelve-month period when compared to the same period last year due primarily to lower distribution system costs, lower costs for uncollectible accounts and lower labor costs resulting from work force reductions.

    Restructuring costs of $39.5 million were recorded in the fourth quarter of fiscal 1997 related to the implementation of the company's new growth strategy (see
New Growth Strategy and Corporate Restructuring).

    Depreciation and amortization expense increased for the three- and twelve-month periods ended December 31, 1997, when compared to the same periods one year ago as the result of additions to plant to serve new customers and to maintain dependable service to existing customers.

    Taxes other than income taxes increased for the three-month period ended December 31, 1997, when compared to the same period one year ago due to higher gross receipts tax expense. Taxes other than income taxes remained approximately the same for the twelve-month period when compared to the same period last year.

                     Other Income
    Equity in earnings of unconsolidated affiliates increased for the three-and twelve-month periods ended
December 31, 1997, when compared to the same periods one year ago due primarily to higher earnings recognized from the company's energy marketing affiliate, ProLiance
Energy, LLC (ProLiance).  Pretax earnings recognized from
ProLiance totaled $1.8 million for the first quarter of fiscal 1998, compared to $1.5 million for the same period one year ago. Pretax earnings recognized from ProLiance for the twelve months ended December 31, 1997, totaled
$9.2 million compared to $1.5 million for the same period last year (see ProLiance Energy, LLC).

    Other-net remained approximately the same for the three-month period ended December 31, 1997, when compared to the same period one year ago. Other-net increased for the twelve-month period when compared to the same period last year due primarily to the sale of certain nonutility assets by IGC Energy which resulted in a gain of approximately $2.9 million.

                   Interest Expense
    Interest expense increased for the three- and twelve-month periods ended December 31, 1997, when compared to the same periods one year ago due to increases in average debt outstanding slightly offset by decreases in interest rates.

                     Income Taxes
    Federal and state income taxes increased for the three-month period ended December 31, 1997, when compared to the same period one year ago due to an increase in taxable income. Federal and state income taxes decreased for the twelve-month period when compared to the same period last year due primarily to the recording of restructuring costs.

Other Operating Matters

    New Growth Strategy and Corporate Restructuring
    In April 1997, the Board of Directors of Indiana
Energy approved a new growth strategy designed to support the company's transition into a more competitive environment. As part of this new growth strategy, Indiana
Energy will endeavor to become a leading regional provider of energy products and services and to grow its consolidated earnings per share by an average of 10 percent annually over the next five years. To achieve such earnings growth, Indiana Energy's aim is to grow the earnings contribution from nonutility operations to over 20 percent of its total annual earnings within the next five years, and to aggressively manage costs within its utility operations.

    For fiscal 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after-tax) as described below.
These actions by Indiana Gas were consistent with the company's new growth strategy. The effect on the company's earnings for the twelve months ended December 31, 1997, is a reduction in earnings per share of $1.08 per common share.

    In July 1997, Indiana Gas advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees within five years. The reductions are being implemented through involuntary separation and attrition. As a result primarily of initial work force reductions during September 1997, employees totaled approximately 930 as of December 31, 1997. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal
1997 related to the 1997 and planned work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits.

    Further, Indiana Gas' management has committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at December 31, 1997, and September 30, 1997, and are included in Utility Plant on the Consolidated Balance Sheets.

    In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries, as well as to third-parties in the future. The formation of IEI
Services was established by a contribution of $32.2 million of net fixed assets at book value from Indiana
Gas, which subsequently dividended its membership interest to Indiana Energy. These assets, which relate to the provision of administrative services, are classified in Nonutility Plant on the Consolidated Balance Sheet at
December 31, 1997. Services provided by IEI Services include human resources functions, information technology and various financial services. These services had been provided by Indiana Gas in the past. IEI Services has been designed to avoid duplicate business unit support costs, eliminate low-value support activities and to assist in cost containment, which should help the company in meeting its earnings growth targets.

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

    On January 12, 1998, the Petitioners and the Indiana
Office of Utility Consumer Counselor filed with the Indiana Court of Appeals (Court) a joint assignment of errors in which they set forth their allegations relating to their challenge of the IURC's September 12, 1997, decision. Those allegations primarily relate to whether the IURC erred in finding that the gas supply and portfolio administration agreements are in the public interest and whether the IURC erred in concluding that ProLiance is not subject to regulation by the IURC as a public utility.

    As a result of the IURC's decision and notwithstanding the initiation of the appeal, during the fourth quarter of fiscal 1997, Indiana Energy recognized approximately $4.8 million pretax of its share of ProLiance's earnings which had previously been reserved. Of that amount, $1.9 million related to the twelve months ended December 31, 1996. At
December 31, 1997, $1.2 million continues to be reserved pending the outcome of the consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

    Although Indiana Gas' management believes that based upon applicable Indiana law and the IURC's record of proceedings in the ProLiance case the IURC's decision should be upheld by the Court, there can be no assurance as to that outcome.

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It has been seeking to recover the costs of the investigations and work from insurance carriers and other potentially responsible parties (PRPs).

    The IURC has previously concluded that the costs incurred by Indiana Gas to investigate and, if necessary, clean-up former manufactured gas plant sites are not utility operating expenses necessary for the provision of service and, therefore, are not recoverable as operating expenses from utility customers.

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

    On April 14, 1995, Indiana Gas filed suit in the
United States District Court for the Northern District of
Indiana, Fort Wayne Division (the Court) against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believes that a number of the Court's rulings are contrary to Indiana law and has appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit.
However, if these rulings are not reversed on appeal, they would effectively eliminate coverage under most of the policies at issue. The oral argument for the appeal was conducted in early January of 1998. Presently, the case is before the court awaiting the issuance of a decision.
There can be no assurance as to whether Indiana Gas will prevail on this appeal. As of December 31, 1997, Indiana
Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

    The Court's rulings have had no material impact on earnings since Indiana Gas has recorded all costs (in aggregate approximately $14.8 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

         Pace Carbon Synfuels Investors, L.P.
     On February 5, 1998, IEI Synfuels, Inc. (IEI
Synfuels), a wholly-owned, indirect subsidiary of IEI
Investments, purchased one limited partnership unit in Pace Carbon Synfuels Investors, L.P. (Pace Carbon), a
Delaware limited partnership formed to develop, own and operate four projects to produce and sell coal-based synthetic fuel. Pace Carbon will convert coal fines
(small coal particles) into coal pellets that can be sold to major coal users such as utilities and steel companies. This process is eligible for federal tax credits under Section 29 of the Internal Revenue Code
(Code) and the Internal Revenue Service has issued a private letter ruling with respect to the four projects.

     IEI Synfuels has committed an initial investment of $7.5 million in Pace Carbon (of which $2.2 million was paid February 5, 1998) for an 8.3 percent ownership interest in the partnership. The balance of the initial investment will be paid in installments during 1998 following the satisfaction by Pace Carbon of certain project milestones regarding the construction and operation of the coal pellet production plants and related coal fines feedstock plants. In addition to its initial investment, IEI Synfuels has a continuing obligation to invest in Pace Carbon up to approximately $43 million, with any such additional investments to be funded solely from federal tax credits that are realized from the production and sale of coal pellets by the projects.

     The realization of the tax credits from this investment is dependent upon a number of factors including among others (1) the production facilities must be in operation by June 30, 1998, (2) adequate coal fines must be available to produce the coal pellets, and (3)the coal pellets must be produced and sold. Management believes that significant project benefits, primarily in the form of tax savings and tax credits realized, will be achieved but cannot be assured.

                  The Year 2000 Issue
     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

     The company has developed plans to address the exposures related to the impact on its computer systems of the year 2000, including plans to address modifications to and replacements of key financial and operational systems required by December 31, 1999. The financial impact of making the required changes is not expected to be material to the company's financial position or results of operations.

Liquidity and Capital Resources

    Consolidated capitalization objectives for Indiana
Energy are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt, but may vary from time to time, depending on particular business opportunities.
Indiana Energy's common equity component was 64 percent of total capitalization at December 31, 1997. The long-term debt of Indiana Energy is currently rated Aa3 by Moody's
Investors Service and A+ by Standard & Poor's Corporation.

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

    On January 28, 1998, the shareholders of Indiana
Energy approved an amendment to the company's Articles of Incorporation to increase the authorized shares of common stock from 64,000,000 shares to 200,000,000 shares.

    Indiana Gas' capitalization objectives, which are 55-
65 percent common equity and preferred stock and 35-45 percent long-term debt, remain unchanged from prior years.
Indiana Gas' common equity component was 60 percent of its total capitalization at December 31, 1997.

    New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 1998 are estimated at $70.8 million of which $16.3 million have been expended during the three-month period ended December 31, 1997. For the twelve months ended December 31, 1997, capital expenditures totaled $70.5 million.

    Nonutility investments, including commitments, totaled approximately $1.0 million and $8.0 million for the three- and twelve-month periods ended December 31, 1997, respectively.

    Indiana Gas' long-term goal is to internally fund at least 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa2 by Moody's Investors Service and AA-by Standard & Poor's Corporation. For the twelve months ended December 31, 1997, 58 percent of Indiana Gas' capital expenditures was funded internally (i.e. from utility income less dividends plus charges to utility income not requiring funds).

    In October 1997, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to the issuance of up to $95 million in debt securities and in November 1997 filed a prospectus supplement with respect to $95 million in Medium-Term
Notes, Series F. In December 1997, Indiana Gas issued under this registration statement $35 million in aggregate principal amount of its Medium-Term Notes, Series F as follows: $20 million of 6.34% Notes due December 10, 2027;
and $15 million of 6.36% Notes due December 6, 2004.  In
January 1998, an additional $15 million of 5.75% Medium-
Term Notes, Series F, due January 15, 2003, were issued under this registration statement. The net proceeds from the sale of these new debt securities will be used to refinance certain of Indiana Gas' long-term debt issues and to refinance short-term obligations incurred in connection with Indiana Gas' ongoing construction program and other corporate purposes.

    In December 1997, Indiana Gas retired $35 million of 6
5/8% Series D Notes and, called and redeemed $24.7 million of 8 1/2% Series B Debentures.

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

Forward-Looking Information

Cautionary Statement for Purposes of the "Safe Harbor"
Provisions of the Private Securities Litigation Reform
Act of 1995.

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform
Act of 1995 (Reform Act of 1995). The Reform Act of
1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to, Indiana Energy's new earnings growth strategy, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing the words "aim," "anticipate," "endeavor," "estimate,"
"expect," "objective," "projection," "forecast,"
"goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Indiana Energy, Inc. and subsidiary companies' actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

  Availability or cost of capital, resulting from changes in: Indiana Energy, Inc. and its subsidiaries, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

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

Indiana Energy, Inc. and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

Indiana Energy, Inc. and Subsidiary Companies
Part II - Other Information

Item 1.    Legal Proceedings

   See Note 9 of the Notes to Consolidated Financial
Statements for litigation matters involving insurance carriers pertaining to Indiana Gas' former manufactured gas plants and storage facilities.

   See Note 10 of the Notes to Consolidated Financial
Statements for discussion of the IURC's decision in the complaint proceeding relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas, and discussion of the subsequent appeal to that decision.

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits

           3-A  Articles of Incorporation as Amended
                and Restated on January 28, 1998,
                filed herewith.

           27   Financial Data Schedule, filed herewith.

       (b) On October 8, 1997, Indiana Energy and
           Indiana Gas filed a Current Report on Form 8-
           K with respect to the appeal by a small
           group of Indiana Gas' and Citizens Gas'
           customers and the Office of Utility Consumer
           Counselor of the IURC's September 12, 1997, decision in the ProLiance complaint proceeding. Items reported include:
                    Item 5.   Other Events
                       Information related to the
                       appeal of the IURC's decision in
                       the ProLiance complaint proceeding.

           On October 31, 1997, Indiana Energy and
           Indiana Gas filed a Current Report on Form 8-
           K with respect to a press release (dated
           October 31, 1997), announcing the recording of a restructuring charge by Indiana Gas.
           Items reported include:
                    Item 5.   Other Events
                      Press release dated October 31,1997.

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


                                 INDIANA ENERGY, INC.
                                    Registrant




Dated February 12, 1998  /s/Niel C. Ellerbrook
                         Niel C. Ellerbrook
                         President and Chief Operating Officer



Dated February 12, 1998  /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Vice President and Controller