Form 10-Q
period 1998-03-31
INDIANA ENERGY INC
filed 1998-05-14
CIK 780859

May 14, 1998



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Energy, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
March 31, 1998, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/Douglas S. Schmidt
Douglas S. Schmidt

DSS:tmw

Enclosures


          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9091

                  INDIANA ENERGY, INC.
(Exact name of registrant as specified in its charter)

          INDIANA                 35-1654378
(State or other jurisdiction of  (I.R.S. Employer
 incorporation or organization)   Identification No.)


1630 North Meridian Street, Indianapolis,Indiana  46202
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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value    22,594,513     April 30, 1998
            Class                Number of shares      Date



                   TABLE OF CONTENTS


Part I - Financial Information

    Consolidated Balance Sheets
      at March 31, 1998, and 1997
      and September 30, 1997

    Consolidated Statements of Income
      Three Months Ended March 31, 1998 and 1997,
      Six Months Ended March 31, 1998 and 1997, and Twelve Months Ended March 31, 1998 and 1997
    Consolidated Statements of Cash Flows
      Six Months Ended March 31, 1998 and 1997, and Twelve Months Ended March 31, 1998 and 1997

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

    Item 1 - Legal Proceedings

    Item 4 - Submission of Matters to a Vote of Security Holders

    Item 6 - Exhibits and Reports on Form 8-K


                                         INDIANA ENERGY, INC.
                                      AND SUBSIDIARY COMPANIES

                                    CONSOLIDATED BALANCE SHEETS

                                              ASSETS
                                     (Thousands - Unaudited)


                                                       March 31           September 30
                                                    1998      1997             1997

CURRENT ASSETS:
    Cash and cash equivalents                       24,147          18              48
    Accounts receivable, less reserves of $2,565,
        $3,220 and $1,784 respectively              43,451      45,841          22,318
    Accrued unbilled revenues                       23,275      25,104           8,964
    Materials and supplies - at average cost           222       3,820              63
    Liquefied petroleum gas - at average cost          868         860             872
    Gas in underground storage - at last-in,
        first-out cost                                 904         467          19,240
    Recoverable gas costs                                -      15,097           5,843
    Prepayments and other                            4,979         789           3,703
                                                    97,846      91,996          61,051

INVESTMENTS IN UNCONSOLIDATED AFFILIATES            30,396      16,510          24,549

UTILITY PLANT:
    Original cost                                  935,390     955,223         951,617
    Less - accumulated depreciation and
           amortization                            366,936     350,362         361,936
                                                   568,454     604,861         589,681

NONUTILITY PLANT:
    Original cost                                   48,264       5,743           4,114
    Less - accumulated depreciation and
           amortization                             10,128       2,273             779
                                                    38,136       3,470           3,335

DEFERRED CHARGES:
    Unamortized debt discount and expense           12,649       7,271           7,074
    Other                                            4,217       7,674           5,155
                                                    16,866      14,945          12,229

                                                 $ 751,698   $ 731,782     $   690,845



                                    INDIANA ENERGY, INC.
                                  AND SUBSIDIARY COMPANIES

                                 CONSOLIDATED BALANCE SHEETS

                             LIABILITIES AND SHAREHOLDERS' EQUITY
                            (Thousands except shares - Unaudited)


                                                               March 31           September 30
                                                            1998     1997             1997
CURRENT LIABILITIES:
    Maturities and sinking fund requirements of
       long-term debt                                          272      35,272         35,272
    Notes payable                                           80,100      42,300         23,800
    Accounts payable (See Note 11)                          26,957      31,458         25,523
    Refundable gas costs                                    19,282           -              -
    Customer deposits and advance payments                   9,118       5,680         20,405
    Accrued taxes                                           22,104      19,893          8,659
    Accrued interest                                         1,687       2,632          2,629
    Other current liabilities                               26,769      25,259         31,817
                                                           186,289     162,494        148,105

DEFERRED CREDITS AND OTHER LIABILITIES:
    Deferred income taxes                                   56,266      67,977         55,205
    Accrued postretirement benefits other than pensions     24,450      16,751         23,038
    Unamortized investment tax credit                        9,779      10,709         10,243
    Regulatory income tax liability                          1,874       2,835          1,874
    Other                                                    1,971       1,802          1,992
                                                            94,340     100,074         92,352

COMMITMENTS AND CONTINGENCIES (See Notes 9 & 10)                 -            -             -

CAPITALIZATION:
    Long-term debt                                         149,873     142,882        157,791
    Common stock (no par value) - authorized 200,000,000
        shares - issued and outstanding 22,594,513,
        22,580,998 and 22,580,543 shares, respectively     146,882     146,508        146,498
    Less unearned compensation - restricted stock grants     1,596       2,002          1,589
                                                           145,286     144,506        144,909
    Retained earnings                                      175,910     181,826        147,688
        Total common shareholders' equity                  321,196     326,332        292,597
                                                           471,069     469,214        450,388


                                                         $ 751,698   $ 731,782    $   690,845


                                 INDIANA ENERGY, INC.
                              AND SUBSIDIARY COMPANIES

                          CONSOLIDATED STATEMENTS OF INCOME
                          (Thousands except per share data)
                                    (Unaudited)


                                              Three Months               Six Months
                                             Ended March 31            Ended March 31
                                            1998       1997           1998       1997
OPERATING REVENUES:
    Utility                              $ 163,131    $ 215,695    $ 333,263    $ 388,176
    Other                                      155            -          358            -
                                           163,286      215,695      333,621      388,176
OPERATING EXPENSES:
    Cost of gas (See Note 11)               92,724      139,964      199,776      249,800
    Other operating                         19,580       20,578       37,600       39,833
    Depreciation and amortization            9,396        8,814       18,302       17,465
    Taxes other than income taxes            4,743        5,093        9,656        9,768
                                           126,443      174,449      265,334      316,866

OPERATING INCOME                            36,843       41,246       68,287       71,310

OTHER INCOME:
    Equity in earnings of unconsolidated
        affiliates (See Note 10)             3,822        1,739        5,785        3,231
    Other - net                                476          339          881          572
                                             4,298        2,078        6,666        3,803

INCOME BEFORE INTEREST AND
    INCOME TAXES                            41,141       43,324       74,953       75,113

INTEREST EXPENSE                             4,538        4,534        9,199        8,910

INCOME BEFORE INCOME TAXES                  36,603       38,790       65,754       66,203

INCOME TAXES                                13,461       14,441       24,256       24,569

NET INCOME                               $  23,142    $  24,349    $  41,498    $  41,634

AVERAGE COMMON SHARES OUTSTANDING           22,594       22,580       22,592       22,579

BASIC AND DILUTED EARNINGS PER AVERAGE
    SHARE OF COMMON STOCK (See Note 12)  $    1.03    $    1.07    $    1.84    $    1.84



                                   INDIANA ENERGY, INC.
                                AND SUBSIDIARY COMPANIES

                            CONSOLIDATED STATEMENTS OF INCOME
                            (Thousands except per share data)
                                       (Unaudited)


                                                                       Twelve Months
                                                                      Ended March 31
                                                                      1998       1997
OPERATING REVENUES:
    Utility                                                        $ 475,494    $ 541,908
    Other                                                                511            -
                                                                     476,005      541,908
OPERATING EXPENSES:
    Cost of gas (See Note 11)                                        272,117      336,775
    Other operating                                                   77,780       82,281
    Restructuring costs (See Note 3)                                  39,531            -
    Depreciation and amortization                                     35,999       34,403
    Taxes other than income taxes                                     16,886       16,502
                                                                     442,313      469,961

OPERATING INCOME                                                      33,692       71,947

OTHER INCOME:
    Equity in earnings of unconsolidated
        affiliates (See Note 10)                                      11,195        4,201
    Other - net                                                        3,536          311
                                                                      14,731        4,512

INCOME BEFORE INTEREST AND
    INCOME TAXES                                                      48,423       76,459

INTEREST EXPENSE                                                      17,420       16,918

INCOME BEFORE INCOME TAXES                                            31,003       59,541

INCOME TAXES                                                          10,636       21,033

NET INCOME                                                         $  20,367    $  38,508

AVERAGE COMMON SHARES OUTSTANDING                                     22,587       22,534

BASIC AND DILUTED EARNINGS PER AVERAGE
    SHARE OF COMMON STOCK (See Note 12)                            $    0.90    $    1.71



                                  INDIANA ENERGY, INC.
                                AND SUBSIDIARY COMPANIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Thousands - Unaudited)

                                                     Six Months               Twelve Months
                                                   Ended March 31             Ended March 31
                                                  1998        1997          1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $ 41,498    $ 41,634      $  20,367    $ 38,508
   Adjustments to reconcile net income to
     cash provided from operating activities -
       Noncash restructuring costs                    -           -         32,838           -
       Depreciation and amortization             18,302      17,505         35,999      34,487
       Deferred income taxes                      1,061       1,115        (12,672)      1,228
       Investment tax credit                       (465)       (465)          (930)       (930)
       Gain on sale of nonutility assets              -           -         (2,923)          -
       Undistributed earnings of unconsolidated
           affiliates                            (5,785)     (3,231)       (11,195)     (4,201)
                                                 13,113      14,924         41,117      30,584
       Changes in assets and liabilities -
         Receivables - net                      (35,444)    (48,189)         4,219      30,295
         Inventories                             18,181      39,054          3,153      10,555
         Accounts payable, customer deposits,
            advance payments and other current
            liabilities                         (14,901)    (13,407)           447     (37,418)
         Accrued taxes and interest              12,503      15,767          1,266      (6,028)
         Recoverable/refundable gas costs        25,125     (12,387)        34,379     (18,660)
         Prepayments                             (1,276)       (743)        (4,190)        209
         Accrued postretirement benefits other
            than pensions                         1,412       1,847          7,699       3,723
         Other - net                             (4,897)     (2,729)        (3,034)     (1,182)
           Total adjustments                     13,816      (5,863)        85,056      12,078
             Net cash flows from operations      55,314      35,771        105,423      50,586

CASH FLOWS FROM (REQUIRED FOR)
 FINANCING ACTIVITIES:
    Repurchase of common stock                        -           -              -      (1,356)
    Sale of long-term debt                       50,028          32         65,060          65
    Reduction in long-term debt                 (92,946)       (213)       (93,069)    (19,296)
    Net change in short-term borrowings          56,300      14,264         37,800      38,500
    Dividends on common stock                   (13,251)    (12,780)       (26,258)    (25,328)
        Net cash flows from (required for)
           financing activities                     131       1,303        (16,467)     (7,415)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                        (32,873)    (36,676)       (68,104)    (79,447)
    Nonutility investments - net                 (3,211)       (400)        (4,461)       (400)
    Cash distribution from unconsolidated
        affiliate                                 4,738           -          4,738           -
    Proceeds from sale of nonutility assets           -           -          3,000           -
        Net cash flows required for investing
           activities                           (31,346)    (37,076)       (64,827)    (79,847)

NET INCREASE (DECREASE) IN CASH                  24,099          (2)        24,129     (36,676)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                           48          20             18      36,694

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 24,147    $     18      $  24,147    $     18


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

    For fiscal 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after tax) as described below. These actions by Indiana Gas were consistent with the company's new growth strategy. The effect on the company's earnings for the twelve months ended March 31, 1998, is a reduction in earnings per share of $1.08 per common share.

    In July 1997, Indiana Gas advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees within five years. The reductions are being implemented through involuntary separation and attrition. As a result primarily of initial work force reductions during September 1997, employees totaled approximately 915 as of March 31, 1998. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the 1997 and planned work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits.

    Further, Indiana Gas' management has committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at March 31, 1998, and September 30, 1997, and are included in Utility Plant on the Consolidated Balance Sheets.

    In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries, as well as to third-parties in the future. The formation of IEI Services was established by a contribution of $32.2 million of fixed assets at net book value from Indiana Gas, which subsequently dividended its membership interest to Indiana Energy. These assets, which relate to the provision of administrative services, are classified in Nonutility Plant on the Consolidated Balance Sheet at March 31, 1998. Services provided by IEI Services include human resources functions, information technology and various financial services. These services had been provided by Indiana Gas in the past.

4.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash Flows, Indiana Energy considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


                         Six Months Ended      Twelve Months Ended
                             March 31               March 31
    Thousands            1998        1997      1998         1997
    Interest (net of
     amount capitalized) $ 9,072     $ 8,163   $16,405     $16,173
    Income taxes         $11,070     $12,015   $20,906     $30,311


5.  Utility Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

6.  Gas in Underground Storage.
    Based on the average cost of purchased gas during March
    1998, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at March 31, 1998, by approximately $7,654,000.

7.  Refundable or Recoverable Gas Costs.
    The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates, are deferred and are being recovered or refunded in accordance with procedures approved by the Indiana
    Utility Regulatory Commission (IURC).

8.  Long-Term Debt.
    In October 1997, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to the issuance of up to $95 million in debt securities and in November 1997 filed a prospectus supplement with respect to $95 million in Medium-Term Notes, Series F. In December 1997, Indiana Gas issued under this registration statement $35 million in aggregate principal amount of its Medium-Term Notes, Series F as follows: $20 million of 6.34% Notes due December 10, 2027; and $15 million of 6.36% Notes due December 6, 2004. In January 1998, $15 million of 5.75% Medium-Term Notes, Series F, due January 15, 2003, were issued under this registration statement. In April 1998, $15 million of 6.75% Medium-Term Notes, Series F, due March 15, 2028, were issued under the registration statement. In May 1998, an additional $10 million of 6.36% Medium-Term Notes, Series F, due May 1, 2028, were issued under this registration statement. The net proceeds from the sale of these new debt securities will be used to refinance certain of Indiana Gas' long-term debt issues and to refinance short-term obligations incurred in connection with Indiana Gas' ongoing construction program and other corporate purposes.

    In December 1997, Indiana Gas retired $35 million of 6
    5/8% Series D Notes and, called and redeemed $24.7 million of 8 1/2% Series B Debentures.

    In March 1998, Indiana Gas redeemed $33 million of its
    9.125% Series A Notes.

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

    On August 12, 1997, Indiana Gas and PSI Energy, Inc.
    (PSI) signed an agreement with respect to thirteen of the nineteen sites where PSI is a PRP, which provides for an equal sharing between Indiana Gas and PSI of past and future response costs at the thirteen sites. Indiana Gas and PSI must jointly approve future management of the sites and the decisions to spend additional funds. Indiana Gas previously entered into an agreement with PSI providing for the sharing of costs related to another site. Five other sites are already the subject of an agreement between Indiana Gas and Northern Indiana Public Service Company (NIPSCO) which provides for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the sites. Indiana Gas and NIPSCO are currently negotiating with PSI regarding these five sites for the purpose of including PSI in the Indiana Gas-NIPSCO agreement.

    On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division (the Court) against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believed that a number of the Court's rulings were contrary to Indiana law and appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit. On April 6, 1998, the appeals court issued a decision dismissing the District Court action for lack of diversity jurisdiction. The London market insurers have requested the Seventh Circuit to rehear and reconsider the decision. If the Seventh Circuit's decision stands, the adverse rulings will have been vacated and Indiana Gas could pursue an action in Indiana state court to the extent it desires to continue to pursue such insurance coverage. As of March 31, 1998, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

    These environmental matters have had no material impact on earnings since Indiana Gas has recorded all costs (in aggregate approximately $14.8 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

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

    Pretax earnings recognized from ProLiance totaled $3.9 million for the second quarter of fiscal 1998, compared to $1.9 million for the same period one year ago.
    Pretax earnings recognized from ProLiance for the six months ended March 31, 1998, totaled $5.7 million compared to $3.3 million for the same period last year. Pretax earnings recognized from ProLiance for the twelve months ended March 31, 1998, totaled $11.2 million compared to $4.3 million for the same period last year. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Affiliates on the Consolidated Statements of Income.

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

    In the appeal of the IURC's September 12, 1997 decision, on March 3, 1998, the Petitioners, the Indiana Office of Utility Consumer Counselor and the Citizens Action Coalition of Indiana, including the United Senior Action, Inc., filed with the Indiana Court of Appeals (Court) their appellants' briefs. Their arguments primarily relate to whether the implementation of the ProLiance service arrangements with Indiana Gas and Citizens Gas required pre-approval under an Indiana law relating to deregulation and incentive ratemaking. They also make certain arguments with respect to whether the IURC was required to pre-approve the establishment of those service arrangements under other provisions of Indiana law and whether Indiana
    Gas' actions were consistent with agreements previously approved by the IURC. Indiana Gas' brief related to the appeal is due May 22, 1998, with the appellants scheduled to file their replies shortly thereafter.

    As a result of the IURC's decision and
    notwithstanding the initiation of the appeal, during the fourth quarter of fiscal 1997, Indiana
    Energy recognized approximately $4.8 million pretax of its share of ProLiance's earnings which had previously been reserved. Of that amount, $4.2 million related to the twelve months ended March
    31, 1997. At March 31, 1998, $1.6 million continues to be reserved pending the outcome of the consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

    Although Indiana Gas' management believes that based upon applicable Indiana law and the IURC's record of proceedings in the ProLiance case the IURC's decision should be upheld by the Court, there can be no assurance as to that outcome.

11. Affiliate Transactions.
    ProLiance began providing natural gas supply and related services to Indiana Gas effective April 1, 1996.
    Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three-, six- and twelve-month periods ended March 31, 1998, totaled $74.6 million, $178.7 million and $286.3 million, respectively. Indiana Gas' purchases from ProLiance for the three-, six- and twelve-month periods ended March 31, 1997, totaled $97.7 million, $200.8 million and $318.8 million, respectively.

    As of March 31, 1998, ProLiance has a standby letter of credit facility with a bank for letters up to $45 million. This facility is secured in part by a support agreement from Indiana Energy.

    CIGMA, LLC, owned jointly and equally by IGC Energy and Citizens By-Products Coal Company, provides materials acquisition and related services that are used by the company and Citizens Gas, as well as similar services for third parties. The company's purchases of these services during the three-, six- and twelve-month periods ended March 31, 1998, totaled $6.5 million, $13.1 million and $22.7 million, respectively.

    Indiana Energy is a one-third guarantor of certain surety bond obligations of Energy Systems Group, LLC.
    These bond obligations totaled $17.7 million at March
    31, 1998.

    Amounts owed to affiliates totaled $22.0 million and $21.1 million at March 31, 1998 and 1997, respectively, and are included in Accounts Payable on the Consolidated
    Balance Sheets.

12. Earnings Per Share.
    For fiscal 1998, the company adopted Statement of Financial Accounting Standards No. 128, Earnings Per
    Share, which requires the computation of basic and diluted earnings per share. Since the company has a simple capital structure with no dilutive potential common shares, the computation is the same for both earnings per share amounts.

13.  Pace Carbon Synfuels Investors, L.P.
    On February 5, 1998, IEI Synfuels, Inc. (IEI
    Synfuels), a wholly-owned, indirect subsidiary of IEI Investments, purchased one limited partnership unit in Pace Carbon Synfuels Investors, L.P. (Pace
    Carbon), a Delaware limited partnership formed to develop, own and operate four projects to produce and sell coal-based synthetic fuel. Pace Carbon will convert coal fines (small coal particles) into coal pellets that can be sold to major coal users such as utilities and steel companies. This process is eligible for federal tax credits under
    Section 29 of the Internal Revenue Code (Code) and the Internal Revenue Service has issued a private letter ruling with respect to the four projects.

    IEI Synfuels has committed an initial investment of $7.5 million in Pace Carbon (of which $3.1 million was paid through March 31, 1998) for an 8.3 percent ownership interest in the partnership. The balance of the initial investment will be paid in installments during 1998 following the satisfaction by Pace Carbon of certain project milestones regarding the construction and operation of the coal pellet production plants and related coal fines feedstock plants. In addition to its initial investment, IEI Synfuels has a continuing obligation to invest in Pace Carbon up to approximately $43 million, with any such additional investments to be funded solely from federal tax credits that are realized from the production and sale of coal pellets by the projects.

    The realization of the tax credits from this investment is dependent upon a number of factors including among others (1) the production facilities must be in operation by June 30, 1998,
    (2) adequate coal fines must be available to produce the coal pellets, and (3) the coal pellets must be produced and sold. Management believes that significant project benefits, primarily in the form of tax savings and tax credits realized, will be achieved but cannot be assured.

14.  IEI Financial Services, LLC
    On April 1, 1998, IEI Financial Services, LLC (IEI Financial Services), a wholly-owned, indirect subsidiary of IEI Investments, began its operations. IEI Financial Services will perform third-party collections, energy-related equipment leasing and related services. IEI Financial Services will provide these services to Indiana Gas and to other third-parties.

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

    Income and earnings per average share of common stock before fiscal 1997 restructuring costs for the three-, six- and twelve-month periods ended March 31, 1998, when compared to the same periods one year ago, are summarized below:


(Millions except      Three Months Ended    Six Months Ended    Twelve Months Ended
 per share amounts)       March 31              March 31              March 31
                      1998          1997    1998        1997    1998           1997
  Indiana Gas &
    IEI Services(1)   $19.7         $22.9   $36.9       $39.3   $35.2         $35.0
  IEI Investments       3.4           1.4     4.6         2.3     9.7           3.5
  Net Income          $23.1         $24.3   $41.5       $41.6   $44.9         $38.5

  Earnings per share:
    Indiana Gas &
      IEI Services(1) $ .88         $1.01   $1.64       $1.74   $1.56         $1.56
    IEI Investments     .15           .06     .20         .10     .42           .15
         Total        $1.03         $1.07   $1.84       $1.84   $1.98         $1.71

(1) Income and earnings per share from Indiana Gas and IEI Services for the twelve-months ended March 31, 1998, after restructuring costs were $10.7 million and 48 cents, respectively.


    The decrease in net income and earnings per share for the three-month period is primarily attributable to weather 17 percent warmer than the same period last year and 23 percent warmer than normal. The effects of the warmer weather were offset significantly by higher earnings recognized from Indiana Energy's nonutility operations, lower operation and maintenance expenses, and the addition of new residential and commercial customers.

    Net income and earnings per share for the six-month period were approximately the same when compared to the same period one year ago. Weather for the current period was 9 percent warmer than the same period last year and 13 percent warmer than normal. The effects of the warmer weather were offset by higher earnings recognized from Indiana Energy's nonutility operations, lower operation and maintenance expenses, and the addition of new residential and commercial customers.

    The increase in net income and earnings per share before restructuring costs for the twelve-month period is due primarily to higher earnings recognized from Indiana
Energy's nonutility operations. Lower operation and maintenance expenses, including lower costs for uncollectible accounts and lower labor costs and related benefits resulting from work force reductions, also contributed to the increase. The increase was offset somewhat by weather that was 6 percent warmer than the same period last year and 7 percent warmer than normal.

    For fiscal 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting after-tax restructuring charge of $24.5 million. These actions by Indiana Gas were consistent with the company's growth strategy that was approved by its board of directors during fiscal 1997. The effect on the company's earnings for the twelve months ended March 31, 1998, is a reduction in earnings per share of $1.08 per common share (see New Growth Strategy and Corporate Restructuring).

Utility Margin (Utility Operating Revenues Less Utility Cost of Gas)
    Utility margin for the quarter ended March 31, 1998, was $68.9 million compared to $75.4 million for the same period last year. The decrease reflects weather 17 percent warmer than the same period last year and 23 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Utility margin for the six months ended March 31, 1998, was $132.0 million compared to $138.0 million for the same period last year. The decrease reflects weather
9 percent warmer than the same period last year and 13 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Utility margin for the twelve-month period ended March
31, 1998, was $201.9 million compared to $204.8 million for the same period last year. The decrease is primarily attributable to weather 6 percent warmer than the same period last year and 7 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Total system throughput (combined sales and transportation) decreased 12 percent (5.7 MMDth) for the second quarter of fiscal 1998, 6 percent (4.9 MMDth) for the six-month period and 3 percent (3.9 MMDth) for the twelve-month period ended March 31, 1998, compared to the same periods one year ago. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs.
Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $3.85 for the three-month period ended March 31, 1998, compared to $3.89 for the same period one year ago. For the six-month period, cost of gas per unit decreased to $3.95 in the current period compared to $3.97 for the same period last year. For the twelve-month period, cost of gas per unit decreased to $3.61 in the current period compared to $3.65 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

      Operating Expenses (excluding Cost of Gas)
    Other operating expenses decreased $1.0 million and $2.2 million for the three-and six-month periods ended
March 31, 1998, respectively, when compared to the same periods one year ago due primarily to lower labor costs and related benefits resulting from work force reductions.

    Other operating expenses decreased $4.5 million for the twelve-month period when compared to the same period last year due primarily to lower costs for uncollectible accounts and lower labor costs and related benefits resulting from work force reductions.

    Restructuring costs of $39.5 million were recorded in the fourth quarter of fiscal 1997 related to the implementation of the company's new growth strategy (see
New Growth Strategy and Corporate Restructuring).

    Depreciation and amortization expense increased for the three-, six- and twelve-month periods ended March 31, 1998, when compared to the same periods one year ago as the result of additions to plant to serve new customers and to maintain dependable service to existing customers.

    Taxes other than income taxes decreased for the three- and six-month periods ended March 31, 1998, when compared to the same periods one year ago due to lower gross receipts tax expense. Taxes other than income taxes increased for the twelve-month period when compared to the same period last year due to higher property tax expense, offset somewhat by lower gross receipts tax expense.

                     Other Income
    Equity in earnings of unconsolidated affiliates increased for the three-, six- and twelve-month periods ended March 31, 1998, when compared to the same periods one year ago due primarily to higher earnings recognized from the company's energy marketing affiliate, ProLiance
Energy, LLC (ProLiance).  Pretax earnings recognized from
ProLiance totaled $3.9 million for the second quarter of fiscal 1998, compared to $1.9 million for the same period one year ago. Pretax earnings recognized from ProLiance for the six months ended March 31, 1998, totaled $5.7 million compared to $3.3 million for the same period last year. Pretax earnings recognized from ProLiance for the twelve months ended March 31, 1998, totaled $11.2 million compared to $4.3 million for the same period last year
(see ProLiance Energy, LLC).

    Other-net remained approximately the same for the three- and six-month periods ended March 31, 1998, when compared to the same periods one year ago. Other-net increased for the twelve-month period when compared to the same period last year due primarily to the sale of certain nonutility assets by IGC Energy which resulted in a gain of approximately $2.9 million.

                   Interest Expense
    Interest expense remained approximately the same for the three-month period ended March 31, 1998, when compared to the same period one year ago. Interest expense increased for the six- and twelve-month periods when compared to the same periods last year due to increases in average debt outstanding slightly offset by decreases in interest rates.

                     Income Taxes
    Federal and state income taxes decreased for the three- and six-month periods ended March 31, 1998, when compared to the same periods one year ago due to decreases in taxable income. Federal and state income taxes decreased for the twelve-month period when compared to the same period last year due primarily to the recording of restructuring costs.

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

    For fiscal 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after-tax) as described below.
These actions by Indiana Gas were consistent with the company's new growth strategy. The effect on the company's earnings for the twelve months ended March 31, 1998, is a reduction in earnings per share of $1.08 per common share.

    In July 1997, Indiana Gas advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees within five years. The reductions are being implemented through involuntary separation and attrition. As a result primarily of initial work force reductions during September 1997, employees totaled approximately 915 as of March 31, 1998. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the 1997 and planned work force reductions.
These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits.

    Further, Indiana Gas' management has committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at March 31, 1998, and September 30, 1997, and are included in Utility Plant on the Consolidated Balance Sheets.

    In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries, as well as to third-parties in the future. The formation of IEI
Services was established by a contribution of $32.2 million of fixed assets at net book value from Indiana
Gas, which subsequently dividended its membership interest to Indiana Energy. These assets, which relate to the provision of administrative services, are classified in Nonutility Plant on the Consolidated Balance Sheet at
March 31, 1998. Services provided by IEI Services include human resources functions, information technology and various financial services. These services had been provided by Indiana Gas in the past. IEI Services has been designed to avoid duplicate business unit support costs, eliminate low-value support activities and to assist in cost containment, which should help the company in meeting its earnings growth targets.

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

    In the appeal of the IURC's September 12, 1997 decision, on March 3, 1998, the Petitioners, the Indiana
Office of Utility Consumer Counselor and the Citizens
Action Coalition of Indiana, including the United Senior
Action, Inc., filed with the Indiana Court of Appeals
(Court) their appellants' briefs. Their arguments primarily relate to whether the implementation of the ProLiance service arrangements with Indiana Gas and Citizens Gas required pre-approval under an Indiana law relating to deregulation and incentive ratemaking. They also make certain arguments with respect to whether the IURC was required to pre-approve the establishment of those service arrangements under other provisions of Indiana law and whether Indiana Gas' actions were consistent with agreements previously approved by the IURC. Indiana Gas' brief related to the appeal is due May
22, 1998, with the appellants scheduled to file their replies shortly thereafter.

    As a result of the IURC's decision and notwithstanding the initiation of the appeal, during the fourth quarter of fiscal 1997, Indiana Energy recognized approximately $4.8 million pretax of its share of ProLiance's earnings which had previously been reserved. Of that amount, $4.2 million related to the twelve months ended March 31, 1997. At
March 31, 1998, $1.6 million continues to be reserved pending the outcome of the consolidated GCA proceeding involving Indiana Gas and Citizens Gas.

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

    On August 12, 1997, Indiana Gas and PSI Energy, Inc.
(PSI) signed an agreement with respect to thirteen of the nineteen sites where PSI is a PRP, which provides for an equal sharing between Indiana Gas and PSI of past and future response costs at the thirteen sites. Indiana Gas and PSI must jointly approve future management of the sites and the decisions to spend additional funds. Indiana
Gas previously entered into an agreement with PSI providing for the sharing of costs related to another site. Five other sites are already the subject of an agreement between Indiana Gas and Northern Indiana Public
Service Company (NIPSCO) which provides for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the sites. Indiana Gas and NIPSCO are currently negotiating with PSI regarding these five sites for the purpose of including PSI in the Indiana
Gas-NIPSCO agreement.

    On April 14, 1995, Indiana Gas filed suit in the
United States District Court for the Northern District of
Indiana, Fort Wayne Division (the Court) against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believed that a number of the Court's rulings were contrary to Indiana law and appealed all adverse rulings to the United States Court of Appeals for the Seventh
Circuit. On April 6, 1998, the appeals court issued a decision dismissing the District Court action for lack of diversity jurisdiction. The London market insurers have requested the Seventh Circuit to rehear and reconsider the decision. If the Seventh Circuit's decision stands, the adverse rulings will have been vacated and Indiana Gas could pursue an action in Indiana state court to the extent it desires to continue to pursue such insurance coverage. As of March 31, 1998, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

    These environmental matters have had no material impact on earnings since Indiana Gas has recorded all costs (in aggregate approximately $14.8 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

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

     IEI Synfuels has committed an initial investment of $7.5 million in Pace Carbon (of which $3.1 million was paid through March 31, 1998) for an 8.3 percent ownership interest in the partnership. The balance of the initial investment will be paid in installments during 1998 following the satisfaction by Pace Carbon of certain project milestones regarding the construction and operation of the coal pellet production plants and related coal fines feedstock plants. In addition to its initial investment, IEI
Synfuels has a continuing obligation to invest in Pace
Carbon up to approximately $43 million, with any such additional investments to be funded solely from federal tax credits that are realized from the production and sale of coal pellets by the projects.

     The realization of the tax credits from this investment is dependent upon a number of factors including among others (1) the production facilities must be in operation by June 30, 1998, (2) adequate coal fines must be available to produce the coal pellets, and (3) the coal pellets must be produced and sold. Management believes that significant project benefits, primarily in the form of tax savings and tax credits realized, will be achieved but cannot be assured.

              IEI Financial Services, LLC
     On April 1, 1998, IEI Financial Services, LLC (IEI
Financial Services), a wholly-owned, indirect subsidiary of IEI Investments, began its operations.
IEI Financial Services will perform third-party collections, energy-related equipment leasing and related services. IEI Financial Services will provide these services to Indiana Gas and to other third-parties.

                  The Year 2000 Issue
     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

     The company has developed plans and is making appropriate progress to address the exposures related to the impact on its computer systems of the year 2000, including modifications to and replacements of key financial and operational systems required by December
31, 1999. The financial impact of making the required changes is not expected to be material to the company's financial position or results of operations.

Liquidity and Capital Resources

    Consolidated capitalization objectives for Indiana
Energy are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt, but may vary from time to time, depending on particular business opportunities.
Indiana Energy's common equity component was 68 percent of total capitalization at March 31, 1998. The long-term debt of Indiana Energy is currently rated Aa3 by Moody's
Investors Service and A+ by Standard & Poor's Corporation.

    Because of its current capital structure, the company has the ability to issue additional long-term debt, if necessary, to fund nonutility investments or for other corporate purposes and still meet its capitalization objectives. This is particularly important as it relates to the company's new growth strategy which provides for, among other things, expansion of its nonutility operations.

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

    Indiana Gas' capitalization objectives, which are 55-
65 percent common equity and preferred stock and 35-45 percent long-term debt, remain unchanged from prior years.
Indiana Gas' common equity component was 64 percent of its total capitalization at March 31, 1998.

    New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 1998 are estimated at $70.3 million of which $32.9 million have been expended during the six-month period ended March 31, 1998. For the twelve months ended March 31, 1998, capital expenditures totaled
$68.1 million.

    Nonutility investments and commitments, excluding the continuing obligation to invest in Pace Carbon as previously discussed, totaled approximately $9.3 million and $16.3 million for the six- and twelve-month periods ended March 31, 1998, respectively.

    Indiana Gas' long-term goal is to internally fund at least 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa2 by Moody's Investors Service and AA-by Standard & Poor's Corporation. For the twelve months ended March 31, 1998, 57 percent of Indiana Gas' capital expenditures was funded internally (i.e. from utility income less dividends plus charges to utility income not requiring funds).

    In October 1997, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to the issuance of up to $95 million in debt securities and in November 1997 filed a prospectus supplement with respect to $95 million in Medium-Term
Notes, Series F. In December 1997, Indiana Gas issued under this registration statement $35 million in aggregate principal amount of its Medium-Term Notes, Series F as follows: $20 million of 6.34% Notes due December 10, 2027;
and $15 million of 6.36% Notes due December 6, 2004.  In
January 1998, Indiana Gas issued under the registration statement $15 million of 5.75% Medium-Term Notes, Series
F, due January 15, 2003.  In April 1998, $15 million of
6.75% Medium-Term Notes, Series F, due March 15, 2028, were issued under the registration statement. In May
1998, an additional $10 million of 6.36% Medium-Term
Notes, Series F, due May 1, 2028, were issued under this registration statement. The net proceeds from the sale of these new debt securities will be used to refinance certain of Indiana Gas' long-term debt issues and to refinance short-term obligations incurred in connection with Indiana Gas' ongoing construction program and other corporate purposes.

    In December 1997, Indiana Gas retired $35 million of 6
5/8% Series D Notes and, called and redeemed $24.7 million of 8 1/2% Series B Debentures.

    In March 1998, Indiana Gas redeemed $33 million of its
9.125% Series A Notes.

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

Item 4.    Submission of Matters to a Vote of Security Holders

   At the annual meeting of shareholders of Indiana
Energy, Inc. on January 28, 1998, (the "Annual
Meeting"), the shareholders elected the following directors by the vote specified opposite each director's name:

                                                               Broker
Director             Votes For   Votes Withheld  Abstentions  Non-Vote
Paul T. Baker        18,448,776         774,018            -         -
Otto N. Frenzel III  18,424,943         797,851            -         -
Don E. Marsh         16,991,740       2,231,054            -         -
Richard P. Rechter   18,436,930         785,864            -         -


   The terms of the other seven board members, Niel C.
Ellerbrook, L. K. Evans, Lawrence A. Ferger, Anton H.
George, James C. Shook, Jean L. Wojtowicz and John E.
Worthen will expire in January 1999 or January 2000.

   Also at the Annual Meeting, a proposed amendment to the company's Articles of Incorporation was submitted to a vote of the shareholders. The proposed amendment, which became effective January 28, 1998, increased the company's authorized common stock from 64,000,000 shares to 200,000,000 shares. The amendment passed with 15,794,817 shares of common stock voting in favor of the proposal, 3,175,485 shares voting against the proposal, 252,491 shares abstaining and one non-vote share.

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits

           27   Financial Data Schedule, filed herewith.

       (b) Indiana Energy and Indiana Gas filed Current
           Reports on Form 8-K on April 29, 1998, and
           May 1, 1998, respectively with respect to the release of unaudited summary financial information to the investment community regarding Indiana Energy's consolidated results of operations, financial position and cash flows for the three-, six- and twelve-month periods ended March 31, 1998.

                Item 5.    Other Events

                Item 7.    Exhibits

                        99   Financial Analyst Report - Second Quarter 1998

                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDIANA ENERGY, INC.
                                    Registrant


Dated May 14, 1998       /s/Niel C.Ellerbrook
                         Niel C. Ellerbrook
                         President and Chief Operating Officer



Dated May 14, 1998       /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Vice President and Controller