Form 10-Q
period 1998-06-30
INDIANA ENERGY INC
filed 1998-08-13
CIK 780859

August 13, 1998



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Energy, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
June 30, 1998, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/Douglas S. Schmidt
Douglas S. Schmidt

DSS:tmw

Enclosures


          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock-Without par value   22,590,150      July 31, 1998
   Class                       Number of shares      Date

                   TABLE OF CONTENTS




Part I - Financial Information

    Consolidated Balance Sheets
      at June 30, 1998, and 1997
      and September 30, 1997

    Consolidated Statements of Income
      Three Months Ended June 30, 1998 and 1997,
       Nine Months Ended June 30, 1998 and 1997, and Twelve Months Ended June 30, 1998 and 1997

    Consolidated Statements of Cash Flows
      Nine Months Ended June 30, 1998 and 1997, and Twelve Months Ended June 30, 1998 and 1997

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K



                                           INDIANA ENERGY, INC.
                                         AND SUBSIDIARY COMPANIES

                                         CONSOLIDATED BALANCE SHEETS

                                                  ASSETS
                                          (Thousands - Unaudited)


                                                                    June 30             September 30
                                                               1998         1997            1997

CURRENT ASSETS:
    Cash and cash equivalents                             $    11,715   $        20     $         48
    Accounts receivable, less reserves of $553,
        $2,253 and $1,784 respectively                         23,357        20,657           22,318
    Accrued unbilled revenues                                   7,639         7,994            8,964
    Materials and supplies - at average cost                      198           428               63
    Liquefied petroleum gas - at average cost                     865           847              872
    Gas in underground storage - at last-in,
        first-out cost                                          7,558         9,918           19,240
    Recoverable gas costs                                           -           967            5,843
    Prepayments and other                                       4,803           424            3,703
                                                               56,135        41,255           61,051

INVESTMENTS IN UNCONSOLIDATED AFFILIATES                       30,011        24,875           24,549

UTILITY PLANT:
    Original cost                                             923,385       968,416          951,617
    Less - accumulated depreciation and amortization          362,531       357,694          361,936
                                                              560,854       610,722          589,681

NONUTILITY PLANT:
    Original cost                                              49,293         4,114            4,114
    Less - accumulated depreciation and amortization           11,061           750              779
                                                               38,232         3,364            3,335

DEFERRED CHARGES:
    Unamortized debt discount and expense                      13,185         7,115            7,074
    Other                                                       4,504         5,497            5,155
                                                               17,689        12,612           12,229

                                                          $   702,921   $   692,828     $    690,845


                                               INDIANA ENERGY, INC.
                                             AND SUBSIDIARY COMPANIES

                                           CONSOLIDATED BALANCE SHEETS

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                      (Thousands except shares - Unaudited)


                                                                         June 30            September 30
                                                                   1998           1997          1997
CURRENT LIABILITIES:
    Maturities and sinking fund requirements of long-term debt $       272   $    35,272    $      35,272
    Notes payable                                                    1,000        12,550           23,800
    Accounts payable (See Note 12)                                  19,146        23,327           25,523
    Refundable gas costs                                            27,155             -                -
    Customer deposits and advance payments                           5,484         6,670           20,405
    Accrued taxes                                                   13,065        12,319            8,659
    Accrued interest                                                 4,372         4,457            2,629
    Other current liabilities                                       24,721        27,558           31,817
                                                                    95,215       122,153          148,105

DEFERRED CREDITS AND OTHER LIABILITIES:
    Deferred income taxes                                           56,797        68,533           55,205
    Accrued postretirement benefits other than pensions             25,156        17,432           23,038
    Unamortized investment tax credit                                9,547        10,477           10,243
    Regulatory income tax liability                                  1,874         2,835            1,874
    Other                                                            2,025         1,888            1,992
                                                                    95,399       101,165           92,352

COMMITMENTS AND CONTINGENCIES (See Notes 10 & 11)                        -             -                -

CAPITALIZATION:
    Long-term debt                                                 194,889       142,899          157,791
    Common stock (no par value) - authorized 200,000,000
        shares - issued and outstanding 22,589,570, 22,580,998
        and 22,580,543 shares, respectively (See Note 9)           146,758       146,508          146,498
    Less unearned compensation - restricted stock grants             1,360         1,798            1,589
                                                                   145,398       144,710          144,909
    Retained earnings                                              172,020       181,901          147,688
        Total common shareholders' equity                          317,418       326,611          292,597
                                                                   512,307       469,510          450,388


                                                               $   702,921   $   692,828    $     690,845


                                                INDIANA ENERGY, INC.
                                             AND SUBSIDIARY COMPANIES

                                         CONSOLIDATED STATEMENTS OF INCOME
                                        (Thousands except per share data)
                                                    (Unaudited)


                                                       Three Months                   Nine Months
                                                       Ended June 30                 Ended June 30
                                                    1998          1997             1998         1997
OPERATING REVENUES:
    Utility                                     $   70,560    $   83,733     $   403,823    $   471,909
    Other                                              210            95             568             95
                                                    70,770        83,828         404,391        472,004
OPERATING EXPENSES:
    Cost of gas (See Note 12)                       35,032        40,084         234,808        289,884
    Other operating                                 17,925        20,870          55,525         60,703
    Depreciation and amortization                    9,605         8,794          27,907         26,259
    Taxes other than income taxes                    2,985         3,847          12,641         13,615
                                                    65,547        73,595         330,881        390,461

OPERATING INCOME                                     5,223        10,233          73,510         81,543

OTHER INCOME:
    Equity in earnings of unconsolidated
        affiliates (See Note 11)                     1,423           629           7,208          3,860
    Other - net                                        845         3,126           1,726          3,698
                                                     2,268         3,755           8,934          7,558

INCOME BEFORE INTEREST AND
    INCOME TAXES                                     7,491        13,988          82,444         89,101

INTEREST EXPENSE                                     3,581         3,996          12,780         12,906

INCOME BEFORE INCOME TAXES                           3,910         9,992          69,664         76,195

INCOME TAXES                                         1,199         3,526          25,455         28,095

NET INCOME                                      $    2,711    $    6,466     $    44,209    $    48,100

AVERAGE COMMON SHARES
    OUTSTANDING (See Note 9)                        22,593        22,581          22,593         22,580

BASIC AND DILUTED EARNINGS PER AVERAGE
    SHARE OF COMMON STOCK (See Notes 9 & 13)    $     0.12    $     0.29     $      1.96    $      2.13





                                              INDIANA ENERGY, INC.
                                            AND SUBSIDIARY COMPANIES

                                        CONSOLIDATED STATEMENTS OF INCOME
                                        (Thousands except per share data)
                                                  (Unaudited)


                                                                                     Twelve Months
                                                                                     Ended June 30
                                                                                  1998          1997
OPERATING REVENUES:
    Utility                                                                  $   462,321    $   534,430
    Other                                                                            615             93
                                                                                 462,936        534,523
OPERATING EXPENSES:
    Cost of gas (See Note 12)                                                    267,065        324,537
    Other operating                                                               74,824         83,159
    Restructuring costs (See Note 3)                                              39,531              -
    Depreciation and amortization                                                 36,810         34,779
    Taxes other than income taxes                                                 16,024         16,882
                                                                                 434,254        459,357

OPERATING INCOME                                                                  28,682         75,166

OTHER INCOME:
    Equity in earnings of unconsolidated
        affiliates (See Note 11)                                                  11,990          4,850
    Other - net                                                                    1,255          2,843
                                                                                  13,245          7,693

INCOME BEFORE INTEREST AND
    INCOME TAXES                                                                  41,927         82,859

INTEREST EXPENSE                                                                  17,005         16,785

INCOME BEFORE INCOME TAXES                                                        24,922         66,074

INCOME TAXES                                                                       8,310         23,902

NET INCOME                                                                   $    16,612    $    42,172

AVERAGE COMMON SHARES OUTSTANDING (See Note 9)                                    22,590         22,554

BASIC AND DILUTED EARNINGS PER AVERAGE
    SHARE OF COMMON STOCK (See Notes 9 & 13)                                 $      0.74    $      1.87



                                                    INDIANA ENERGY, INC.
                                                 AND SUBSIDIARY COMPANIES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Thousands - Unaudited)

                                                               Nine Months                  Twelve Months
                                                              Ended June 30                 Ended June 30
                                                           1998          1997            1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $   44,209    $   48,100      $    16,612    $   42,172
   Adjustments to reconcile net income to cash
     provided from operating activities -
       Noncash restructuring costs                              -             -           32,838             -
       Depreciation and amortization                       28,047        26,318           36,997        34,858
       Deferred income taxes                                1,592         1,671          (12,697)        1,209
       Investment tax credit                                 (697)         (697)            (930)         (930)
       Gain on sale of assets                              (2,102)       (2,923)          (2,102)       (2,923)
       Undistributed earnings of unconsolidated
          affiliates                                       (7,208)       (3,860)         (11,990)       (4,850)
                                                           19,632        20,509           42,116        27,364
       Changes in assets and liabilities -
         Receivables - net                                    286        (5,895)          (2,345)       11,318
         Inventories                                       11,554        33,008            2,572        13,532
         Accounts payable, customer deposits, advance
            payments and other current liabilities        (28,394)      (18,249)          (8,204)       (1,349)
         Accrued taxes and interest                         6,149        10,018              661        (4,134)
         Recoverable/refundable gas costs                  32,998         1,743           28,122        (7,489)
         Prepayments                                       (1,100)         (378)          (4,379)          103
         Accrued postretirement benefits other than
           pensions                                         2,118         2,528            7,724         3,589
         Other - net                                       (1,207)       (6,247)           4,109        (4,337)
           Total adjustments                               42,036        37,037           70,376        38,597
             Net cash flows from operations                86,245        85,137           86,988        80,769

CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES:
    Sale of long-term debt                                 95,044            49          110,059            65
    Reduction in long-term debt                           (92,946)         (213)         (93,069)      (19,296)
    Net change in short-term borrowings                   (22,800)      (15,486)         (11,550)        8,750
    Dividends on common stock                             (19,877)      (19,171)         (26,493)      (25,552)
        Net cash flows required for financing activities  (40,579)      (34,821)         (21,053)      (36,033)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                  (46,477)      (52,416)         (65,968)      (83,065)
    Nonutility investments - net                           (3,209)         (900)          (3,959)         (900)
    Cash distribution from unconsolidated affiliate         6,483             -            6,483             -
    Proceeds from sale of assets                            9,204         3,000            9,204         3,000
        Net cash flows required for investing activities  (33,999)      (50,316)         (54,240)      (80,965)

NET INCREASE (DECREASE) IN CASH                            11,667             -           11,695       (36,229)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                     48            20               20        36,249

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   11,715    $       20      $    11,715    $       20


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

    The Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after tax) in the fourth quarter of fiscal 1997 as described below. These actions by Indiana Gas were consistent with the company's new growth strategy. The effect on the company's earnings for the twelve months ended June 30, 1998, is a reduction in earnings of $1.08 per common share.

    In July 1997, Indiana Gas advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees within five years. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits.
    As a result primarily of initial work force reductions during September 1997, employees totaled approximately 895 as of June 30, 1998.

    Further, Indiana Gas' management committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at September 30, 1997, and were disposed of during the quarter ended June 30, 1998.

    In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries, as well as to third-parties in the future. The formation of IEI Services was established by a contribution of $32.2 million of fixed assets at net book value from Indiana Gas, which subsequently dividended its membership interest to Indiana Energy. These assets, which relate to the provision of administrative services, are classified in Nonutility Plant on the Consolidated Balance Sheet at June 30, 1998. Services provided by IEI Services include human resources functions, information technology and various financial services. These services had been provided by Indiana Gas in the past.

4.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash Flows, Indiana Energy considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


                            Nine Months Ended   Twelve Months Ended
                                June 30               June 30
    Thousands                 1998     1997      1998        1997
    Interest (net of
      amount capitalized)   $ 9,886  $ 9,913    $15,469    $16,291
    Income taxes            $18,080  $17,701    $22,230    $27,553


5.  Utility Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

6.  Gas in Underground Storage.
    Based on the average cost of purchased gas during June
    1998, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at June 30, 1998, by approximately $3,206,000.

7.  Refundable or Recoverable Gas Costs.
    The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates, are deferred and are being recovered or refunded in accordance with procedures approved by the Indiana
    Utility Regulatory Commission (IURC).

8.  Long-Term Debt.
    In October 1997, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to the issuance of up to $95 million in debt securities and in November 1997 filed a prospectus supplement with respect to $95 million in Medium-Term Notes, Series F. Issues under this registration statement follow. In December 1997, Indiana Gas issued $35 million in aggregate principal amount of its Medium-Term Notes, Series F as follows: $20 million of 6.34% Notes due December 10, 2027; and $15 million of 6.36% Notes due December 6, 2004. In January 1998, $15 million of 5.75% Medium-Term Notes, Series F, due January 15, 2003, were issued. In April 1998, $15 million of 6.75% Medium-Term Notes, Series F, due March 15, 2028, were issued. In May 1998, $10 million of 6.36% Medium-Term Notes, Series F, due May 1, 2028, were issued. In June 1998, the final issuance, $20 million of 6.55% Medium-Term Notes, Series F, due June 30, 2028, was made. The net proceeds from the sale of these new debt securities were used to refinance certain of Indiana Gas' long-term debt issues and to refinance short-term obligations incurred in connection with Indiana Gas' ongoing construction program and other corporate purposes.

    In December 1997, Indiana Gas retired $35 million of 6
    5/8% Series D Notes and, called and redeemed $24.7 million of 8 1/2% Series B Debentures.

    In March 1998, Indiana Gas redeemed $33 million of its
    9.125% Series A Notes.

  9.Common Stock.
    On July 31, 1998, the board of directors of Indiana
    Energy authorized a four-for-three stock split of the issued and outstanding shares of its common stock to shareholders of record on September 18, 1998. The shares will be issued on October 2, 1998. No adjustments have been made in this report, however, all share and per share amounts will be restated in the September 1998 Report on Form 10-K to reflect the stock split upon consumation.

10. Environmental Costs.
    Indiana Gas is currently conducting environmental investigations and work at certain sites that were the locations of former manufactured gas plants. It has been seeking to recover the costs of the investigations and work from insurance carriers and other potentially responsible parties (PRPs).

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

    On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division (the Court) against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. For example, the Court held that because the placement of residuals on the ground at the sites was done intentionally, there was no "fortuitous accident" and therefore no "occurrence" subject to coverage under the relevant policies. Based on discussions with counsel, the management of Indiana Gas believed that a number of the Court's rulings were contrary to Indiana law and appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit. On April 6, 1998, the appeals court issued a decision dismissing the District Court action for lack of diversity jurisdiction. The Seventh Circuit denied the London market insurers' request to rehear and reconsider the decision. The insurers are expected to appeal the decision to the United States Supreme Court. Because the adverse rulings have been vacated, Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage. As of June 30, 1998, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

    These environmental matters have had no material impact on earnings since Indiana Gas has recorded all costs (in aggregate approximately $15.0 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

11. ProLiance Energy, LLC.
    ProLiance Energy, LLC (ProLiance) is owned jointly and equally by IGC Energy and Citizens By-Products Coal
    Company, a wholly owned subsidiary of Citizens Gas and Coke Utility (Citizens Gas). ProLiance is the supplier of gas and related services to both Indiana Gas and Citizens Gas, as well as a provider of similar services to other utilities and customers in Indiana and surrounding states. ProLiance added power marketing in late fiscal 1997 to its services offered. Power marketing involves buying electricity on the wholesale market and then reselling it to other marketers, utilities and other customers. IGC Energy's investment in ProLiance is accounted for using the equity method.

    Pretax earnings recognized from ProLiance totaled $1.3 million for the third quarter of fiscal 1998, compared to $.5 million for the same period one year ago. Pretax earnings recognized from ProLiance for the nine months ended June 30, 1998, totaled $7.1 million compared to $3.9 million for the same period last year. Pretax earnings recognized from ProLiance for the twelve months ended June 30, 1998, totaled $12.0 million compared to $4.9 million for the same period last year. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Affiliates on the Consolidated Statements of Income.

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

    In the appeal of the IURC's September 12, 1997 decision, the Petitioners, the Indiana Office of Utility Consumer Counselor and the Citizens Action
    Coalition of Indiana, including the United Senior
    Action, Inc., have filed with the Indiana Court of Appeals (Court) their appellants' briefs. Their arguments primarily relate to whether the implementation of the ProLiance service arrangements with Indiana Gas and Citizens Gas required pre-approval under an Indiana law relating to deregulation and incentive ratemaking. They also make certain arguments with respect to whether the IURC was required to pre-approve the establishment of those service arrangements under other provisions of Indiana law and whether Indiana
    Gas' actions were consistent with agreements previously approved by the IURC. Indiana Gas, Citizens Gas and ProLiance have filed their appellees' briefs in defense of the IURC's decision.

    As a result of the IURC's decision and
    notwithstanding the initiation of the appeal, during the fourth quarter of fiscal 1997, Indiana
    Energy recognized approximately $4.8 million pretax of its share of ProLiance's earnings which had previously been reserved. Of that amount, $3.9 million related to the twelve months ended June 30, 1997. At June 30, 1998, $1.8 million continues to be reserved pending the outcome of the consolidated
    GCA proceeding involving Indiana Gas and Citizens
    Gas.

    Although Indiana Gas' management believes that based upon applicable Indiana law and the IURC's record of proceedings in the ProLiance case the IURC's decision should be upheld by the Court, there can be no assurance as to that outcome.

    On or about August 11, 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand ("CID") from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to determine whether there is, has been or may be a violation of Section 1 of the Sherman Act. Indiana Gas intends to cooperate with the Department of Justice in connection with the CID.

12. Affiliate Transactions.
    ProLiance began providing natural gas supply and related services to Indiana Gas effective April 1, 1996.
    Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three-, nine- and twelve-month periods ended June 30, 1998, totaled $41.5 million, $223.8 million and $275.7 million, respectively. Indiana Gas' purchases from ProLiance for the three-, nine- and twelve-month periods ended June
    30, 1997, totaled $51.6 million, $252.6 million and $309.7 million, respectively.

    ProLiance has a standby letter of credit facility with a bank for letters up to $30 million. This facility is secured in part by a support agreement from Indiana Energy. Letters of credit outstanding at June 30, 1998, totaled $1.6 million.

    CIGMA, LLC, owned jointly and equally by IGC Energy and Citizens By-Products Coal Company, provides materials acquisition and related services that are used by the company and Citizens Gas, as well as similar services for third parties. The company's purchases of these services during the three-, nine- and twelve-month periods ended June 30, 1998, totaled $4.2 million, $17.3 million and $22.3 million, respectively. The company's purchases of these services during all periods reported ending June 30, 1997, totaled $4.6 million.

    Indiana Energy is a one-third guarantor of certain surety bond obligations of Energy Systems Group, LLC.
    Indiana Energy's share totaled $7.2 million at June 30,
    1998.

    Amounts owed to affiliates totaled $16.4 million and $18.0 million at June 30, 1998 and 1997, respectively, and are included in Accounts Payable on the Consolidated
    Balance Sheets.

13. Earnings Per Share.
    For fiscal 1998, the company adopted Statement of Financial Accounting Standards No. 128, Earnings Per
    Share, which requires the computation of basic and diluted earnings per share. Since the company has a simple capital structure with no outstanding dilutive securities, the computation is the same for both earnings per share amounts.

14. Pace Carbon Synfuels Investors, L.P.
    On February 5, 1998, IEI Synfuels, Inc. (IEI
    Synfuels), a wholly-owned, indirect subsidiary of IEI Investments, purchased one limited partnership unit in Pace Carbon Synfuels Investors, L.P. (Pace
    Carbon), a Delaware limited partnership formed to develop, own and operate four projects to produce and sell coal-based synthetic fuel. Pace Carbon will convert coal fines (small coal particles) into coal pellets that can be sold to major coal users such as utilities and steel companies. This process is eligible for federal tax credits under
    Section 29 of the Internal Revenue Code (Code) and the Internal Revenue Service has issued a private letter ruling with respect to the four projects.

    IEI Synfuels has committed an initial investment of $7.5 million in Pace Carbon (of which $4.8 million was paid through June 30, 1998) for an 8.3 percent ownership interest in the partnership. The balance of the initial investment will be paid in installments during 1998 following the satisfaction by Pace Carbon of certain project milestones regarding the construction and operation of the coal pellet production plants and related coal fines feedstock plants. In addition to its initial investment, IEI
    Synfuels has a continuing obligation to invest in Pace Carbon up to approximately $43 million, with any such additional investments to be funded solely from federal tax credits that are realized from the production and sale of coal pellets by the projects.

    The realization of the tax credits from this investment is dependent upon a number of factors including among others (1) the production facilities must be in operation by June 30, 1998,
    (2) adequate coal fines must be available to produce the coal pellets, and (3) the coal pellets must be produced and sold. All four of Pace
    Carbon's coal-based synthetic fuel production facilities were placed into service by June 30, 1998. Management believes that significant project benefits, primarily in the form of tax savings and tax credits realized, will be achieved but cannot be assured.

15. IEI Financial Services, LLC
    On April 1, 1998, IEI Financial Services, LLC (IEI Financial Services), a wholly-owned, indirect subsidiary of IEI Investments, began its operations. IEI Financial Services will perform third-party collections, energy-related equipment leasing and related services. IEI Financial Services will provide these services to Indiana Gas and to other third-parties.

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

    On July 31, 1998, the board of directors of Indiana
Energy authorized a four-for-three stock split of the issued and outstanding shares of its common stock to shareholders of record on September 18, 1998. The shares will be issued on October 2, 1998. No adjustments have been made in this report, however, all share and per share amounts will be restated in the September 1998 Report on Form 10-K to reflect the stock split upon consumation.

                       Earnings
    Before restructuring costs, which were recorded in the fourth quarter of fiscal 1997, income and earnings per average share of common stock for the three-, nine- and twelve-month periods ended June 30, 1998, when compared to the same periods one year ago, were as follows:


    (Millions except              Three Months Ended     Nine Months Ended    Twelve Months Ended
     per share amounts)                June 30                June 30               June 30
                                  1998          1997     1998         1997    1998           1997
  Indiana Gas & IEI Services (1)  $1.4          $4.3     $38.3        $43.6   $32.3          $37.1
  IEI Investments                  1.3           2.2       5.9          4.5     8.8            5.1
  Net Income                      $2.7          $6.5     $44.2        $48.1   $41.1          $42.2

  Earnings per share:
   Indiana Gas & IEI Services (1) $.06          $.19     $1.70        $1.93   $1.43          $1.64
   IEI Investments                 .06           .10       .26          .20     .39            .23
         Total                    $.12          $.29     $1.96        $2.13   $1.82          $1.87

(1) Income and earnings per share from Indiana Gas and IEI Services for the twelve-months ended
    June 30, 1998, after restructuring costs were $7.8 million and 35 cents, respectively.


    The decrease in net income and earnings per share for the three-month period is primarily attributable to weather 44 percent warmer than the same period last year and 20 percent warmer than normal. The effects of the warmer weather were offset somewhat by lower operation and maintenance expenses and the addition of new residential and commercial customers.

    The decrease in net income and earnings per share for the nine-month period is due primarily to weather 14 percent warmer than the same period last year and 13 percent warmer than normal. The effects of the warmer weather were offset somewhat by lower operation and maintenance expenses, higher earnings recognized from Indiana Energy's nonutility operations and the addition of new residential and commercial customers.

    The decrease in net income and earnings per share before restructuring costs for the twelve-month period is due primarily to weather 14 percent warmer than the same period last year and 13 percent warmer than normal. The effects of the warmer weather were offset significantly by higher earnings recognized from Indiana Energy's nonutility operations, lower operation and maintenance expenses and the addition of new residential and commercial customers.

    The Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting after-tax restructuring charge of $24.5 million in the fourth quarter of fiscal 1997. These actions by Indiana Gas were consistent with the company's growth strategy that was approved by its board of directors during fiscal 1997. The effect on the company's earnings for the twelve months ended June 30, 1998, is a reduction in earnings of $1.08 per common share (see New
Growth Strategy and Corporate Restructuring).

Utility Margin (Utility Operating Revenues Less Utility Cost of Gas)
    Utility margin for the quarter ended June 30, 1998, was $35.5 million compared to $43.6 million for the same period last year. The decrease reflects weather 44 percent warmer than the same period last year and 20 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Utility margin for the nine months ended June 30, 1998, was $167.5 million compared to $181.6 million for the same period last year. The decrease reflects weather
14 percent warmer than the same period last year and 13 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Utility margin for the twelve-month period ended June
30, 1998, was $193.7 million compared to $209.7 million for the same period last year. The decrease is primarily attributable to weather 14 percent warmer than the same period last year and 13 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Total system throughput (combined sales and transportation) decreased 15 percent (3.4 MMDth) for the third quarter of fiscal 1998, 8 percent (8.3 MMDth) for the nine-month period and 6 percent (7.9 MMDth) for the twelve-month period ended June 30, 1998, compared to the same periods one year ago. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs.
Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $2.54 for the three-month period ended June 30, 1998, compared to $2.88 for the same period one year ago. For the nine-month period, cost of gas per unit decreased to $3.60 in the current period compared to $3.71 for the same period last year. For the twelve-month period, cost of gas per unit decreased to $3.55 in the current period compared to $3.57 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

      Operating Expenses (excluding Cost of Gas)
    Other operating expenses decreased $2.9 million and $5.2 million for the three-and nine-month periods ended
June 30, 1998, respectively, when compared to the same periods one year ago due in part to lower labor costs and related benefits resulting from work force reductions.

    Other operating expenses decreased $8.3 million for the twelve-month period when compared to the same period last year due in part to lower labor costs and related benefits resulting from work force reductions and lower costs for uncollectible accounts. Lower distribution system costs also contributed to the decrease as the prior period includes the impact of the acceleration of projects into the last portion of fiscal 1996 allowed by the increased margin resulting from very cold weather that year.

    Restructuring costs of $39.5 million were recorded in the fourth quarter of fiscal 1997 related to the implementation of the company's new growth strategy (see
New Growth Strategy and Corporate Restructuring).

    Depreciation and amortization expense increased for the three-, nine- and twelve-month periods ended June 30, 1998, when compared to the same periods one year ago as the result of additions to plant to serve new customers and to maintain dependable service to existing customers.

    Taxes other than income taxes decreased for the three-
, nine- and twelve-month periods ended June 30, 1998, when compared to the same periods one year ago due to lower gross receipts tax expense and lower property tax expense.

                     Other Income
    Equity in earnings of unconsolidated affiliates increased for the three-, nine- and twelve-month periods ended June 30, 1998, when compared to the same periods one year ago due primarily to higher earnings recognized from the company's energy marketing affiliate, ProLiance
Energy, LLC (ProLiance).  Pretax earnings recognized from
ProLiance totaled $1.3 million for the third quarter of fiscal 1998, compared to $.5 million for the same period one year ago. Pretax earnings recognized from ProLiance for the nine months ended June 30, 1998, totaled $7.1 million compared to $3.9 million for the same period last year. Pretax earnings recognized from ProLiance for the twelve months ended June 30, 1998, totaled $12.0 million compared to $4.9 million for the same period last year
(see ProLiance Energy, LLC).

    Other-net decreased for the three-, nine- and twelve-month periods ended June 30, 1998, when compared to the same periods one year ago. The prior periods reflect the gain on the sale of certain nonutility assets by IGC
Energy.

                   Interest Expense
    Interest expense decreased for the three-month period ended June 30, 1998, when compared to the same period one year ago due to a decrease in interest rates, offset slightly by an increase in average debt outstanding.
Interest expense remained approximately the same for the nine- and twelve-month periods when compared to the same periods last year.

                     Income Taxes
    Federal and state income taxes decreased for the three- and nine-month periods ended June 30, 1998, when compared to the same periods one year ago due to decreases in taxable income. Federal and state income taxes decreased for the twelve-month period when compared to the same period last year due primarily to the recording of restructuring costs.

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

    The Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after-tax) in the fourth quarter of fiscal 1997 as described below. These actions by Indiana
Gas were consistent with the company's new growth strategy. The effect on the company's earnings for the twelve months ended June 30, 1998, is a reduction in earnings of $1.08 per common share.

    In July 1997, Indiana Gas advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees within five years. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits. As a result primarily of initial work force reductions during September 1997, employees totaled approximately 895 as of June 30, 1998.

    Further, Indiana Gas' management committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at September 30, 1997, and were disposed of during the quarter ended June 30, 1998.

    In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries, as well as to third-parties in the future. The formation of IEI
Services was established by a contribution of $32.2 million of fixed assets at net book value from Indiana
Gas, which subsequently dividended its membership interest to Indiana Energy. These assets, which relate to the provision of administrative services, are classified in Nonutility Plant on the Consolidated Balance Sheet at June
30, 1998. Services provided by IEI Services include human resources functions, information technology and various financial services. These services had been provided by Indiana Gas in the past. IEI Services has been designed to avoid duplicate business unit support costs, eliminate low-value support activities and to assist in cost containment, which should help the company in meeting its earnings growth targets.

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

    This decision is particularly important because the IURC has recognized that significant customer benefits can be achieved if utilities are encouraged to work toward innovative customer solutions in the changing energy marketplace. As a result of ProLiance's provision of service to Indiana Gas and Citizens Gas, substantial gas costs savings has been realized and will continue to be realized for the customers of those utilities over the initial term of the utilities' agreements. Further, the IURC has recognized that benefits for investors are appropriate when risks are being assumed by those investors.

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

    In the appeal of the IURC's September 12, 1997 decision, the Petitioners, the Indiana Office of Utility
Consumer Counselor and the Citizens Action Coalition of
Indiana, including the United Senior Action, Inc., have filed with the Indiana Court of Appeals (Court) their appellants' briefs. Their arguments primarily relate to whether the implementation of the ProLiance service arrangements with Indiana Gas and Citizens Gas required pre-approval under an Indiana law relating to deregulation and incentive ratemaking. They also make certain arguments with respect to whether the IURC was required to pre-approve the establishment of those service arrangements under other provisions of Indiana law and whether Indiana Gas' actions were consistent with agreements previously approved by the IURC. Indiana Gas, Citizens Gas and ProLiance have filed their appellees' briefs in defense of the IURC's decision.

    As a result of the IURC's decision and notwithstanding the initiation of the appeal, during the fourth quarter of fiscal 1997, Indiana Energy recognized approximately $4.8 million pretax of its share of ProLiance's earnings which had previously been reserved. Of that amount, $3.9 million related to the twelve months ended June 30, 1997. At June
30, 1998, $1.8 million continues to be reserved pending the outcome of the consolidated GCA proceeding involving
Indiana Gas and Citizens Gas.

    Although Indiana Gas' management believes that based upon applicable Indiana law and the IURC's record of proceedings in the ProLiance case the IURC's decision should be upheld by the Court, there can be no assurance as to that outcome.

     On or about August 11, 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand ("CID") from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to determine whether there is, has been or may be a violation of Section 1 of the Sherman Act. Indiana Gas intends to cooperate with the Department of Justice in connection with the CID.

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

    On April 14, 1995, Indiana Gas filed suit in the
United States District Court for the Northern District of
Indiana, Fort Wayne Division (the Court) against a number
of insurance carriers for payment of claims for
investigation and clean-up costs already incurred, as well
as for a determination that the carriers are obligated to
pay these costs in the future. On October 2, 1996, the
Court granted several motions filed by defendant insurance
carriers for summary judgment on a number of issues
relating to the insurers' obligations to Indiana Gas under
insurance policies issued by these carriers.  For example,
the Court held that because the placement of residuals on
the ground at the sites was done intentionally, there was
no "fortuitous accident" and therefore no "occurrence"
subject to coverage under the relevant policies.  Based on
discussions with counsel, the management of Indiana Gas
believed that a number of the Court's rulings were
contrary to Indiana law and appealed all adverse rulings
to the United States Court of Appeals for the Seventh
Circuit.  On April 6, 1998, the appeals court issued a
decision dismissing the District Court action for lack of
diversity jurisdiction.   The Seventh Circuit denied the
London market insurers' request to rehear and reconsider the decision. The insurers are expected to appeal the decision to the United States Supreme Court. Because the adverse rulings have been vacated, Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage. As of June 30, 1998, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

    These environmental matters have had no material impact on earnings since Indiana Gas has recorded all costs (in aggregate approximately $15.0 million) which it presently expects to incur in connection with remediation activities. It is possible that future events may require additional remediation activities which are not presently foreseen.

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

     IEI Synfuels has committed an initial investment of $7.5 million in Pace Carbon (of which $4.8 million was paid through June 30, 1998) for an 8.3 percent ownership interest in the partnership. The balance of the initial investment will be paid in installments during 1998 following the satisfaction by Pace Carbon of certain project milestones regarding the construction and operation of the coal pellet production plants and related coal fines feedstock plants. In addition to its initial investment, IEI
Synfuels has a continuing obligation to invest in Pace
Carbon up to approximately $43 million, with any such additional investments to be funded solely from federal tax credits that are realized from the production and sale of coal pellets by the projects.

     The realization of the tax credits from this investment is dependent upon a number of factors including among others (1) the production facilities must be in operation by June 30, 1998, (2) adequate coal fines must be available to produce the coal pellets, and (3) the coal pellets must be produced and sold. All four of Pace Carbon's coal-based synthetic fuel production facilities were placed into service by June 30, 1998. Management believes that significant project benefits, primarily in the form of tax savings and tax credits realized, will be achieved but cannot be assured.

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

Liquidity and Capital Resources

    Consolidated capitalization objectives for Indiana
Energy are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt, but may vary from time to time, depending on particular business opportunities.
Indiana Energy's common equity component was 62 percent of total capitalization at June 30, 1998. The long-term debt of Indiana Energy is currently rated Aa3 by Moody's
Investors Service and A+ by Standard & Poor's Corporation.

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

    On July 31, 1998, the board of directors of Indiana
Energy authorized a four-for-three stock split of the issued and outstanding shares of its common stock to shareholders of record on September 18, 1998. The shares will be issued on October 2, 1998.

    Indiana Gas' capitalization objectives, which are 55-
65 percent common equity and preferred stock and 35-45 percent long-term debt, remain unchanged from prior years.
Indiana Gas' common equity component was 57 percent of its total capitalization at June 30, 1998.

    New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 1998 are estimated at $67.0 million of which $46.5 million have been expended during the nine-month period ended June 30, 1998. For the twelve months ended June 30, 1998, capital expenditures totaled
$66.0 million.

    Nonutility investments and commitments, excluding the continuing obligation to invest in Pace Carbon as previously discussed, totaled approximately $8.5 million for the nine- and twelve-month periods ended June 30, 1998.

    Indiana Gas' long-term goal is to internally fund at least 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa2 by Moody's Investors Service and AA-by Standard & Poor's Corporation. For the twelve months ended June 30, 1998, 53 percent of Indiana Gas' capital expenditures was funded internally (i.e. from utility income less dividends plus charges to utility income not requiring funds).

    In October 1997, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to the issuance of up to $95 million in debt securities and in November 1997 filed a prospectus supplement with respect to $95 million in Medium-Term
Notes, Series F. Issues under this registration statement follow. In December 1997, Indiana Gas issued $35 million in aggregate principal amount of its Medium-Term Notes, Series F as follows: $20 million of 6.34% Notes due
December 10, 2027; and $15 million of 6.36% Notes due
December 6, 2004. In January 1998, Indiana Gas issued $15 million of 5.75% Medium-Term Notes, Series F, due January
15, 2003.  In April 1998, $15 million of 6.75% Medium-Term
Notes, Series F, due March 15, 2028, were issued.  In May
1998, $10 million of 6.36% Medium-Term Notes, Series F, due May 1, 2028, were issued. In June 1998, the final issuance, $20 million of 6.55% Medium-Term Notes, Series
F, due June 30, 2028, was made. The net proceeds from the sale of these new debt securities were used to refinance certain of Indiana Gas' long-term debt issues and to refinance short-term obligations incurred in connection with Indiana Gas' ongoing construction program and other corporate purposes.

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

Indiana Energy, Inc. and Subsidiary Companies
Part II - Other Information

Item 1.    Legal Proceedings

   See Note 10 of the Notes to Consolidated Financial
Statements for litigation matters involving insurance carriers pertaining to Indiana Gas' former manufactured gas plants and storage facilities.

   See Note 11 of the Notes to Consolidated Financial
Statements for discussion of the IURC's decision in the complaint proceeding relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas, and discussion of the subsequent appeal to that decision.


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

                    Item 5.   Other Events

                    Item 7.   Exhibits

                        99    Financial Analyst Report - Second
                              Quarter 1998

           On July 31, 1998, Indiana Energy filed a
           Current Report on Form 8-K with respect to board of director authorization for a four-for-three stock split of the issued and outstanding shares of its common stock, and with respect to the release of unaudited summary financial information to the investment community regarding Indiana
           Energy's consolidated results of operations, financial position and cash flows for the three-, nine- and twelve-month periods ended
           June 30, 1998.

                    Item 5.   Other Events

                    Item 7.   Exhibits

                         99   Financial Analyst Report - Third
                              Quarter 1998

           On July 31, 1998, Indiana Gas filed a
           Current Report on Form 8-K with respect to the release of unaudited summary financial information to the investment community regarding Indiana Energy's consolidated results of operations, financial position and cash flows for the three-, nine- and twelve-month periods ended June 30, 1998.

                    Item 5.   Other Events

                    Item 7.   Exhibits

                         99   Financial Analyst Report - Third
                              Quarter 1998


                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INDIANA ENERGY, INC.
                                 Registrant




Dated August 13, 1998    /s/Niel C. Ellerbrook
                         Niel C. Ellerbrook
                         President and Chief Operating Officer



Dated August 13, 1998    /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Vice President and Controller