Form 10-K405
period 1998-09-30
INDIANA ENERGY INC
filed 1998-12-18
CIK 780859

December 18, 1998



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Energy, Inc.'s
Annual Report on Form 10-K for the year ended
September 30, 1998, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/Douglas S. Schmidt
Douglas S. Schmidt

DSS:tmw

Enclosures


           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549

                               FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998

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

   As of November 30, 1998, the aggregate market value of Common
Stock held by nonaffiliates was $584,486,037.

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock-Without par value    29,919,672      November 30, 1998
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

           PART III - Definitive Proxy Statement for Annual Meeting of Shareholders to be held on January 27, 1999, electronically filed with the Commission on December 3, 1998, is incorporated by reference into Part III of this report.




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

Part I

Item 1.       Business

   (a) General Development of the Business.

             Indiana Energy, Inc. (Indiana Energy or the company) is a publicly owned holding company with subsidiaries and affiliates engaged in natural gas distribution, gas portfolio administrative services and marketing of natural gas, electric power and related services. It was incorporated under the laws of the state of Indiana on October 24, 1985. Indiana Energy has four subsidiaries, Indiana Gas Company, Inc., IEI Services, LLC, IEI Capital Corp. and IEI Investments, Inc.

             Indiana Gas Company, Inc. (Indiana Gas), the principal subsidiary and business entity of the holding company, is an operating public utility engaged in the business of providing gas utility service in the state of Indiana.

             IEI Services, LLC, formed in October 1997, provides support services to Indiana Energy and its subsidiaries.
        These services include information technology, financial, human resources, building and fleet services.

             IEI Capital Corp. (Capital Corp.) was formed in October 1997 to conduct the financing for Indiana Energy and its subsidiaries other than Indiana Gas. Capital Corp. will provide the nonregulated businesses with short-term financing for working capital requirements, as well as secure permanent financing for those entities as necessary.

             IEI Investments, Inc. (IEI Investments) was formed to group the operations of nonregulated businesses and segregate them from the regulated businesses. IEI
        Investments has three subsidiaries, IGC Energy, Inc., Energy Realty, Inc. and Energy Financial Group, Inc.

             On November 1, 1994, IGC Energy, Inc. (IGC Energy) formed a natural gas marketing subsidiary, Indiana Energy Services, Inc. (IES), which provided natural gas and related services to gas utilities and customers in Indiana and surrounding states, and from January 1, 1996, to March 31, 1996 to
        Indiana Gas. On March 15, 1996, IGC Energy and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas and Coke Utility (Citizens Gas), formed ProLiance
        Energy, LLC (ProLiance), a jointly and equally owned limited liability company, to provide natural gas supply and related marketing services. ProLiance assumed the business of IES and began providing services to Indiana Gas and Citizens Gas effective April 1, 1996.

             On April 1, 1997, IGC Energy and Citizens By-Products Coal Company formed CIGMA, LLC (CIGMA), a jointly and equally owned limited liability company. CIGMA provides materials acquisition and related services that are used by Indiana
        Gas and Citizens Gas, as well as similar services for third parties.

             On May 23, 1997, IGC Energy, Citizens By-Products Coal Company and Energy Systems Group, Inc. (ESGI) formed Energy Systems Group, LLC (ESG), an equally owned limited liability company. ESG provides a package of products, services and skills to help energy users achieve enhanced energy and operational performance. The packages provide for improvements to be paid for by the customers from savings generated within their existing operating budgets. ESG assumed the responsibilities of ESGI, an energy related performance contracting firm and wholly owned subsidiary of SIGCORP, Inc.

             On June 30, 1998, IGC Energy and Cinergy Supply Network, Inc., a subsidiary of Cinergy Corp. (Cinergy), formed Reliant Services, LLC (Reliant), an equally owned limited liability company, to perform underground facilities locating and construction services. In September 1998, Reliant signed an agreement to purchase two Indianapolis area companies to enable it to enter the market once certain regulatory approvals are received by Cinergy. Reliant is based in the Indianapolis area and will focus initially on serving electric, gas, telephone, cable and water companies in Indiana, Ohio and Kentucky.

             Energy Realty, Inc. is a real estate company and also has affordable housing investments.

             Energy Financial Group, Inc. (EFGI) was formed on January 20, 1998, to hold all financial entities and investments of IEI Investments. Also on January 20, 1998, IEI Synfuels,
        Inc. was established as a wholly-owned subsidiary of EFGI and on February 5, 1998, purchased one limited partnership unit (representing an 8.3 percent ownership interest) in Pace Carbon Synfuels Investors, L.P. (Pace Carbon), a
        Delaware limited partnership formed to develop, own and operate four projects to produce and sell coal-based synthetic fuel. Pace Carbon converts coal fines (small coal particles) into coal pellets that are sold to major coal users such as utilities and steel companies. This process is eligible for federal tax credits under Section 29 of the Internal Revenue Code and the Internal Revenue Service has issued a private letter ruling with respect to the four projects.

             On April 1, 1998, IEI Financial Services, LLC
        (IEI Financial Services) began its operations. IEI Financial Services will perform third-party collections, energy-related equipment leasing and related services. IEI Financial Services will provide these services to Indiana Gas and to other third parties.

             On October 9, 1998, IEI Investments committed to invest $10 million in Haddington Energy Partners, L.P. (Haddington). Haddington, a Delaware limited partnership, is expected to raise $100 million of committed capital by December 31, 1998, to invest in six to eight projects that represent a portfolio of development opportunities, including natural gas gathering and storage and electric power generation. Haddington's investment opportunities will focus on acquiring and building on projects in progress rather than start-up ventures. Haddington's initial closing, which included the IEI Investments amount, achieved $72 million in commitments.

        (c)  Narrative Description of the Business.

             During fiscal 1998, Indiana Gas supplied gas to about 489,000 residential, small commercial and contract (large commercial and industrial) customers in 281 communities in 48 of the 92 counties in the state of Indiana. The service area has a population of approximately 2 million and contains diversified manufacturing and agriculture-related enterprises. The principal industries served include automotive parts and accessories, feed, flour and grain processing, metal castings, aluminum products, gypsum products, electrical equipment, metal specialties and glass.

             The largest communities served include Muncie, Anderson, Lafayette-West Lafayette, Bloomington, Terre Haute, Marion, New Albany, Columbus, Jeffersonville, New Castle and Richmond. While Indiana Gas does not serve in Indianapolis, it does serve the counties and communities which border that city.

             For the fiscal year ended September 30, 1998, residential customers provided 65 percent of revenues, small commercial 23 percent and contract 12 percent.
        Approximately 99 percent of Indiana Gas' customers used gas for space heating, and revenues from these customers for the fiscal year were approximately 87 percent of total operating revenues. Sales of gas are seasonal and strongly affected by variations in weather conditions. Less than half of total margin, however, is space heating related. During the fiscal year ended September 30, 1998, Indiana Gas added approximately 11,500 residential and commercial customers.

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

             Gas transported on behalf of end-use customers in fiscal 1998 represented 40 percent (45,598 MDth) of throughput compared to 34 percent (41,874 MDth) in 1997 and 27 percent (34,165 MDth) in 1996. Although revenues are lower, rates for transportation generally provide the same margins as would have been earned had the gas been sold under normal sales tariffs.

             Effective April 1, 1996, Indiana Gas purchases all of its natural gas from ProLiance. Indiana Gas also holds several contracts with pipelines for storage of natural gas to meet a portion of its peaking requirements.

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

             The company and its direct and indirect wholly owned subsidiaries had 890 full-time employees and 39 part-time employees as of September 30, 1998.

                  The company is currently implementing a growth strategy which provides for, among other things, growing the earnings contribution from nonutility operations and aggressively managing costs within its utility operations. See Item 7, Growth Strategy and Corporate Restructuring.

Item 2.        Property

             Indiana Energy owns no real property.

             The properties of Indiana Gas are used for the purchase, production, storage and distribution of gas and are located primarily within the state of Indiana. As of September 30, 1998, such properties included 10,716 miles of distribution mains; 496,281 meters; five reservoirs currently being used for the underground storage of purchased gas with approximately 71,484 acres of land held under storage easements; 8,509,841 Dth of gas in company-owned underground storage with a daily deliverability of 134,160 Dth; 5,184,527 Dth of gas in contract storage with a daily deliverability of 53,563 Dth; and five liquefied petroleum (propane) air-gas manufacturing plants with a total daily capacity of 36,700 Dth of gas.

             The company's capital expenditures during the fiscal year ended September 30, 1998, amounted to $66.0 million.

Item 3.        Legal Proceedings

             See Item 8, Note 3 for discussion of litigation matters relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas.

             See Item 8, Note 14 for litigation matters involving insurance carriers pertaining to Indiana Gas' former manufactured gas plants and storage facilities.

Item 4.        Submission of Matters to a Vote of Security Holders

             No matter was submitted during the fourth quarter of the fiscal year ended September 30, 1998, to a vote of security holders.

Item 4a.       Executive Officers of the Company

        The Executive Officers of the company are as follows:

                               Family
                              Relation-   Office or                  Date Elected
        Name           Age      ship     Position Held               Or Appointed(1)
Lawrence A. Ferger     64     None       Indiana Energy, Inc.
                                         Chairman and Chief
                                         Executive Officer           Oct. 1, 1997
                                         Chairman, President and
                                         Chief Executive Officer     Jan. 26, 1996
                                         President and Chief
                                         Executive Officer           July 1, 1987
                                         Indiana Gas Company, Inc.
                                         Chairman and Chief
                                         Executive Officer           Oct. 1, 1997
                                         Chairman, President and
                                         Chief Executive Officer     Jan. 26, 1996
                                         President and Chief
                                         Executive Officer           July 1, 1987
                                         IEI Investments, Inc.
                                         President and Chief
                                         Executive Officer           July 1, 1987
                                                                     (through
                                                                     Sep. 30, 1997)

Niel C. Ellerbrook     49     None       Indiana Energy, Inc.
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
                                                                     (through
                                                                     Sep. 30, 1997)

Paul T. Baker          58     None       Indiana Gas Company, Inc.
                                         Executive Vice President
                                         and Chief Operating
                                         Officer                     Oct. 1, 1997
                                         Senior Vice President
                                         and Chief Operating
                                         Officer                     Aug. 1, 1991

Anthony E. Ard         57     None       Indiana Energy, Inc.
                                         Senior Vice President -
                                         Corporate Affairs and
                                         Secretary                   Jul. 31, 1998
                                         Senior Vice President -
                                         Corporate Affairs           Oct. 1, 1997
                                         Indiana Gas Company, Inc.
                                         Secretary                   Jul. 31, 1998
                                         Senior Vice President
                                         of Corporate Affairs        Jan. 9, 1995
                                                                     (through
                                                                     Sep. 30, 1997)
                                         Vice President -
                                         Corporate Affairs           Jan. 11, 1993
                                         IEI Investments, Inc.
                                         Secretary                   Jul. 31, 1998
                                         IEI Services, LLC
                                         Secretary                   Jul. 1, 1998
                                         IEI Capital Corp.
                                         Secretary                   Jul. 1, 1998

Carl L. Chapman        43     None       IEI Investments, Inc.
                                         President                   Oct. 1, 1997
                                         Assistant Secretary and
                                         Assistant Treasurer         May 5, 1986
                                                                     (through
                                                                     Jan. 26, 1996)
                                         Indiana Energy, Inc.
                                         Assistant Treasurer         Jan. 9, 1989
                                         Indiana Gas Company, Inc.
                                         Senior Vice President of
                                         Corporate Development       Jan. 9, 1995
                                                                     (through
                                                                     Mar. 15, 1996)
                                         Vice President - Planning   Jul. 1, 1987



Timothy M. Hewitt      48     None       Indiana Gas Company, Inc.
                                         Vice President of
                                         Operations and Engineering  Jan. 9, 1995
                                         Vice President of Sales
                                         and Field Operations        Jan. 14, 1991


(1) Each of the officers has served continuously since the dates indicated unless otherwise noted.


Part II

Item 5.        Market for the Registrant's Common Equity and Related
               Stockholder Matters

             The common stock of the company is listed on the New York Stock Exchange. The ranges of high and low sales prices reported in the New York Stock Exchange composite tape and dividends paid on these shares for fiscal 1997 and 1998 are shown in the following table (as adjusted for the four-for-three stock split October 2, 1998):


         Fiscal Year 1997         High     Low      Dividend
            First Quarter        $19.22  $16.97   21 3/8 cents
            Second Quarter       $20.44  $17.16   21 3/8 cents
            Third Quarter        $20.06  $17.34   21 3/8 cents
            Fourth Quarter       $22.36  $18.19   22 1/8 cents

         Fiscal Year 1998          High    Low      Dividend
            First Quarter        $25.69  $20.34   22 1/8 cents
            Second Quarter       $24.66  $21.19   22 1/8 cents
            Third Quarter        $23.81  $21.61   22 1/8 cents
            Fourth Quarter       $25.13  $19.59   23 1/4 cents


             Cash dividends on common stock are considered quarterly by the board of directors and historically have been paid on March 1, June 1, September 1 and December 1 of each year. At the end of fiscal 1998, there were 8,818 individual and institutional investors who were shareholders of record.

Item 6.       Selected Financial Data

                         INDIANA ENERGY, INC.
                       AND SUBSIDIARY COMPANIES
                              (Thousands)

Year Ended September 30      1998      1997(3)      1996      1995        1994
Operating revenues         $466,434   $530,559    $543,426   $405,552   $475,297
Operating expenses          397,466    493,808     461,739    339,980    408,146
Operating income             68,968     36,751      81,687     65,572     67,151
Other income                  9,725     11,832         518        656      1,302
Interest expense             16,640     17,131      16,279     15,938     16,230
Income taxes                 21,849     10,949      23,725     17,334     17,782
Net income                 $ 40,204   $ 20,503    $ 42,201   $ 32,956   $ 34,441

Basic and diluted
  earnings per average
  share of common stock (1)$   1.33   $    .68    $   1.41   $   1.10   $   1.15

Dividends per share of
  common stock (1)         $    .90   $    .86    $    .83   $    .80   $    .77


Common shareholders'
  equity                   $305,431   $292,597    $296,322   $280,715   $271,245
Long-term debt (2)          193,608    193,063     178,335    176,563    158,979
                           $499,039   $485,660    $474,657   $457,278   $430,224

Total Assets at Year-End   $712,350   $690,845    $682,463   $663,397   $656,645

Total throughput (MDth)     114,795    122,846     126,742    109,508    116,285

Annual heating degree
  days as a percent of
  normal                        86%       100%        108%        87%       102%
Utility customers served-
  average                   488,771    477,235     465,166    454,817    443,498


(1)Adjusted to reflect the four-for-three stock split October 2, 1998.
(2)Includes current maturities, excludes sinking fund requirements.
(3)Reflects the recording of pre-tax restructuring costs of $39.5 million in fiscal 1997 (see Item 8, Note 2).


Item 7.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition

      Results of Operations

      Indiana Energy, Inc.'s (Indiana Energy or the company) consolidated earnings are from the operations of its gas distribution subsidiary, Indiana Gas Company, Inc. (Indiana Gas), its nonregulated administrative services provider, IEI Services, LLC (IEI Services) and its non-utility subsidiaries and investments grouped under its nonregulated subsidiary, IEI Investments, Inc. (IEI Investments).

      The non-utility operations of IEI Investments include IGC Energy, Inc. (IGC Energy), Energy Realty, Inc. (Energy Realty), Indiana Energy Services, Inc. (IES), Energy Financial Group, Inc. and IEI Financial Services, LLC, all indirect wholly owned subsidiaries of Indiana Energy, and interests in ProLiance Energy, LLC, CIGMA, LLC, Energy Systems Group, LLC, Pace Carbon Synfuels Investors, L.P. and Reliant Services, LLC.

      The company's growth strategy provides for growing the earnings contribution from non-utility operations to over 25 percent of its total annual earnings by 2003, and aggressively managing costs within its utility operations (see Growth Strategy and Corporate Restructuring).

      Stock Split
      On July 31, 1998, the board of directors of Indiana Energy authorized a four-for-three stock split of the issued and outstanding shares of its common stock to shareholders of record on September 18, 1998. The shares were issued on October 2, 1998. All share and per share amounts have been restated for all periods reported to reflect the stock split.

      Earnings
      Income and earnings per average share of common stock for the last three fiscal years were as follows:


      (Millions except per share amounts)    1998     1997(1)   1996
      Indiana Gas & IEI Services             $33.9    $13.1     $38.4
      IEI Investments                          6.3      7.4       3.8
      Net Income                             $40.2    $20.5     $42.2

      Earnings per share(2):
        Indiana Gas & IEI Services           $1.12    $ .43     $1.28
        IEI Investments                        .21      .25       .13
      Total                                  $1.33    $ .68     $1.41

      (1) Reflects restructuring costs of $24.5 million after-tax or $.81 per common share at Indiana Gas (see Growth Strategy and Corporate
          Restructuring).
      (2) Adjusted to reflect the four-for-three stock split October 2, 1998.


      Dividends
      On July 31, 1998, the board of directors of the company increased the quarterly dividend on common stock to 23 1/4 cents per share from 22 1/8 cents per share adjusted to reflect the four-for-three stock split. This resulted in total dividends paid in 1998 of 90 cents compared to 86 cents in 1997. This is the 26th consecutive year that the company's dividends paid on common stock increased over the previous year.

      Utility Margin (Utility Operating Revenues Less Utility Cost of Gas)
      In 1998, utility margin decreased 6 percent ($13.2 million) when compared to 1997. The decrease is primarily attributable to weather 14 percent warmer than last year and 14 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

      In 1997, utility margin decreased 1 percent ($2.6 million) when compared to 1996. The decrease was primarily attributable to normal weather which was 7 percent warmer than the prior year, offset substantially by the addition of new residential and commercial customers.

      In 1998, total system throughput (combined sales and transportation) decreased 7 percent (8.1 MMDth) when compared to last year. In 1997, throughput decreased 3 percent (3.9 MMDth) when compared to 1996. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

      Total average cost per dekatherm of gas purchased (average commodity and demand) was $3.65 in 1998, $3.64 in 1997 and $3.14 in 1996. The price changes are due primarily to changing commodity costs in the marketplace.

      Other Operating Margin
      Included in Operating Revenues and Operating Expenses on the Consolidated Statements of Income are the operations of IES. Prior to April 1, 1996, IES provided natural gas and related services to other gas utilities and customers in Indiana and surrounding states, and from January 1, 1996, to March 31, 1996, to Indiana Gas. IES' contribution to consolidated margin for fiscal 1996 was $5.8 million. ProLiance Energy, LLC (ProLiance) assumed the business of IES effective April 1, 1996, and now is the supplier of gas and related services to both Indiana Gas and Citizens Gas and Coke Utility (see ProLiance Energy, LLC). Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Affiliates on the Consolidated Statements of Income.

      Operating Expenses (excluding Cost of Gas)
      Other operating expenses decreased approximately $4.4 million in 1998 when compared to 1997. The decrease is due in part to lower labor costs and related benefits resulting from work force reductions.

      Other operating expenses decreased approximately $5.0 million in 1997 when compared to 1996. The decrease is due in part to lower distribution system costs than in 1996 when certain projects were accelerated because of the increased margin resulting from the very cold weather. Lower costs for uncollectible accounts also contributed to the decrease.

      Restructuring costs of $39.5 million (pre-tax) were recorded in 1997 related to the company's implementation of a new growth strategy during that year (see Growth Strategy and Corporate Restructuring).

      Depreciation and amortization expense increased in both 1998 and 1997 as the result of additions to plant to serve new customers and to maintain dependable service to existing customers.

      Taxes other than income taxes decreased in 1998 due to lower property tax expense and lower gross receipts tax expense. Taxes other than income taxes remained approximately the same for 1997 when compared to 1996.

      Other Income
      Equity in earnings of unconsolidated affiliates decreased in 1998, while increasing in 1997, due primarily to the earnings recognized from the company's energy marketing affiliate, ProLiance Energy, LLC (ProLiance). Pretax earnings recognized from ProLiance totaled $7.4 million and $8.9 million for 1998 and 1997, respectively. Earnings recognized in 1997 include $2.0 million of ProLiance's 1996 earnings which had previously been reserved (see ProLiance Energy, LLC).

      Other - net decreased in 1998, while increasing in 1997, due primarily to the 1997 gain on the sale of certain non-utility assets by IGC Energy.

      Interest Expense
      Interest expense decreased in 1998 due to a decrease in interest rates, offset somewhat by an increase in average debt outstanding. Interest expense increased in 1997 due to an increase in average debt outstanding, slightly offset by a decrease in interest rates.

      Income Taxes
      Federal and state income taxes increased in 1998, while decreasing in 1997, due primarily to the recording of restructuring costs in 1997.

      Other Operating Matters

      Growth Strategy and Corporate Restructuring
      In April 1997, the Board of Directors of Indiana Energy approved a new growth strategy designed to support the company's transition into a more competitive environment. As part of the current growth strategy, Indiana Energy will endeavor to become a leading regional provider of energy products and services and to grow its consolidated earnings per share by an average of 10 percent annually through 2003. To achieve such earnings growth, Indiana Energy's aim is to grow the earnings contribution from non-utility operations to over 25 percent of its total annual earnings by 2003, and to aggressively manage costs within its utility operations.

      During 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after-tax) for fiscal 1997 as described below.

      In July 1997, the company advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during fiscal 1997 related to the work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits. As a result primarily of initial work force reductions during September 1997 and attrition, employees totaled approximately 890 as of September 30, 1998.

      Further, Indiana Gas' management committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at September 30, 1997, and were disposed of during fiscal 1998.

      In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries. The formation of IEI Services was established by a contribution of $32.2 million of fixed assets at net book value from Indiana Gas, which subsequently dividended its membership interest to Indiana Energy. These assets, which relate to the provision of administrative services, are classified in Non-utility Plant on the Consolidated Balance Sheet at September 30, 1998. IEI Services provides information technology, financial, human resources, building and fleet services. These services had been provided by Indiana Gas in the past.

      As a result of the restructuring, the company has already realized, and expects further, reductions in future operating costs, which should help the company to be more successful in an increasingly competitive energy marketplace.

      ProLiance Energy, LLC
      ProLiance Energy, LLC (ProLiance) is owned jointly and equally by IGC Energy and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas and Coke Utility (Citizens Gas). ProLiance is the supplier of gas and related services to both Indiana Gas and Citizens Gas, as well as a provider of similar services to other utilities and customers in Indiana and surrounding states. ProLiance added power marketing in late fiscal 1997 to the services it offers. Power marketing involves buying electricity on the wholesale market and then reselling it to marketers, utilities and other customers. To effectively manage the risks associated with power marketing, ProLiance utilizes a disciplined approach to credit analysis, obtains letters of credit or corporate guarantees when appropriate, and does not "sleeve" or assume the credit risk between the buyer and seller. IGC Energy's investment in ProLiance is accounted for using the equity method.

      On September 12, 1997, the Indiana Utility Regulatory Commission (IURC) issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained by ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional findings in the gas cost adjustment (GCA) process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

      The IURC's September 12, 1997, decision was appealed to the Indiana Court of Appeals by certain Petitioners including the Indiana Office of Utility Consumer Counselor and the Citizens Action Coalition of Indiana. On October 8, 1998, the Indiana Court of Appeals issued a decision which reversed and remanded the case to the IURC with instructions that the gas supply agreements be disapproved. The basis for the decision is that because the gas supply agreements provide for index based pricing of gas commodity sold by ProLiance to the utilities, they should have been the subject of an application for approval of an alternative regulatory plan under Indiana statutory law. The court held that absent this type of application, the IURC exceeded its authority in implementing what the court saw to be alternative regulatory treatment.

      Management believes the decision incorrectly applies the statute and has decided to petition for transfer of the case to the Indiana Supreme Court. If the Supreme Court does not overturn the Court of Appeals' decision, the matter will be remanded to the IURC for further proceedings. Whether or not the Supreme Court reverses the Court of Appeals' decision, the reasonableness of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed in the consolidated GCA proceeding. Management takes note of the fact that the Court of Appeals has not challenged the IURC findings that the agreements provide significant economic value to customers and are in the public interest. Indiana Gas is continuing to utilize ProLiance for its gas supply.

      On or about August 11, 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand ("CID") from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. Indiana Gas is providing the Department of Justice with information regarding the formation of ProLiance in connection with the CID.

      Pretax earnings recognized from ProLiance totaled $7.4 million and $8.9 million for 1998 and 1997, respectively. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Affiliates on the Consolidated Statements of Income. Earnings recognized in 1997 include $2.0 million of ProLiance's 1996 earnings which had previously been reserved.

      At September 30, 1998, Indiana Energy has reserved approximately $1.1 million of ProLiance earnings after tax. Total after-tax ProLiance earnings recognized to date approximate $10.1 million. This amount includes earnings from all of ProLiance's business activities, and therefore is believed to be a conservative estimate of the upper risk limit. Resolution of the above proceedings may also impact future operations and earnings contributions from ProLiance. Management believes the ProLiance issues may be resolved near the levels that are already being reserved and, therefore, while these proceedings are pending, does not anticipate changing the level at which it reserves ProLiance earnings. However, no assurance of this outcome can be provided.

      Pace Carbon Synfuels Investors, L.P.
      On February 5, 1998, IEI Synfuels, Inc. (IEI Synfuels), a wholly-owned, indirect subsidiary of IEI Investments, purchased one limited partnership unit in Pace Carbon Synfuels Investors, L.P. (Pace Carbon), a Delaware limited partnership formed to develop, own and operate four projects to produce and sell coal-based synthetic fuel. Pace Carbon converts coal fines (small coal particles) into coal pellets that are sold to major coal users such as utilities and steel companies. This process is eligible for federal tax credits under Section 29 of the Internal Revenue Code (Code) and the Internal Revenue Service has issued a private letter ruling with respect to the four projects.

      IEI Synfuels has committed an initial investment of $7.5 million in Pace Carbon (of which $5.2 million was paid through September 30, 1998) for an 8.3 percent ownership interest in the partnership. The balance of the initial investment will be paid following the satisfaction by Pace Carbon of certain project milestones regarding the operation of the coal pellet production plants and long-term feedstock acquisition. In addition to its initial investment, IEI Synfuels has a continuing obligation to invest in Pace Carbon up to approximately $43 million, with any such additional investments expected to be funded solely from federal tax credits that are realized from the production and sale of coal pellets by the projects.

      The realization of the tax credits from this investment is dependent upon a number of factors including among others (1) the production facilities must have been in operation by June 30, 1998, (2) adequate coal fines must be available to produce the coal pellets, and (3) the coal pellets must be produced and sold. All four of Pace Carbon's coal-based synthetic fuel production facilities were placed into service by June 30, 1998, and are currently producing and selling pellets in a ramp up mode, including refining the production process. Management believes that significant project benefits, primarily in the form of tax savings and tax credits realized, will be achieved in the future but cannot be assured.

      IEI Financial Services, LLC
      On April 1, 1998, IEI Financial Services, LLC (IEI Financial Services), a wholly-owned, indirect subsidiary of IEI Investments, began its operations. IEI Financial Services will perform third-party collections, energy-related equipment leasing and related services. IEI Financial Services will provide these services to Indiana Gas and to other third parties.

      Reliant Services, LLC
      On June 30, 1998, IGC Energy and Cinergy Supply Network, Inc., a subsidiary of Cinergy Corp.(Cinergy), formed Reliant Services, LLC (Reliant), an equally owned limited liability company, to perform underground facilities locating and construction services. In September 1998, Reliant signed an agreement to purchase two Indianapolis area companies to enable it to enter the market once certain regulatory approvals are received by Cinergy. Reliant is based in the Indianapolis area and will focus initially on serving electric, gas, telephone, cable and water companies in Indiana, Ohio and Kentucky.

      Haddington Energy Partners, L.P.
      On October 9, 1998, IEI Investments committed to invest $10 million in Haddington Energy Partners, L.P. (Haddington). Haddington, a Delaware limited partnership, is expected to raise $100 million of committed capital by December 31, 1998, to invest in six to eight projects that represent a portfolio of development opportunities, including natural gas gathering and storage and electric power generation. Haddington's investment opportunities will focus on acquiring and building on projects in progress rather than start-up ventures. Haddington's initial closing, which included the IEI Investments amount, achieved $72 million in commitments.

      The Year 2000 Issue
      Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This issue relates not only to information technology (IT) but also to non-IT related equipment and plant that may contain embedded date-sensitive microcontrollers or microchips.

      The company has identified what it believes are its most significant worst case Year 2000 scenarios for the purpose of helping it to focus its Year 2000 efforts. These scenarios are the interference with the company's ability to (1) receive and deliver gas to customers, (2) monitor gas pressure throughout the company's gas distribution system,
      (3) bill and receive payments from customers, and (4) maintain continuous operation of its computer systems. As discussed below, the company is taking the steps necessary to ensure that these worst case scenarios are addressed.

      The company has evaluated the Year 2000 readiness of all IT hardware and software including the mainframe, network, servers, personal computers, system and application software and telecommunications. Almost all hardware was found to be in compliance as a result of projects conducted in 1997 and 1998. Replacements of major customer information and billing systems, which had already begun in 1997, are scheduled to be completed by the first quarter of 1999. These new systems, driven by the need for additional functionality and business flexibility, were also designed to be Year 2000 compliant. Other maintenance and project activities conducted in 1998 and scheduled for 1999 have been initiated to bring the remaining software environment into compliance. The projects include replacements, upgrades and rewrites. The company's plan for IT items includes the following phases and timeline: (a) Assessment - will be completed in 1998, (b) Strategy - will be completed in 1998 and (c) Design, Implementation, Testing and Validation - in process and to be substantially completed by June 30, 1999. The company has not found it necessary to postpone work on any other critical IT projects because of efforts to achieve Year 2000 compliance.

      Non-IT systems with embedded microcontrollers or microchips are being evaluated and tested to determine if they are Year 2000 compliant. These systems include buildings, transportation, monitoring equipment, process controls, engineering and construction. The internal assessment process has generally been completed, and few compliance issues have been found to date. These consist primarily of needed software upgrades for equipment in the gas control system. It is anticipated these upgrades will be completed and tested by December 31, 1998.

      The company is currently in the process of contacting its major vendors, suppliers and customers to gather information regarding the status of their Year 2000 compliance. While compliance issues may be identified from these inquiries and any issues raised will be addressed, this process may not fully ensure these parties' Year 2000 compliance. Disruptions in the operations of these parties could have an adverse financial and operational effect on the company.

      The company is also formulating a contingency plan related to Year 2000 issues. This plan will include modifying the company's already existing plans for business resumption, information technology disaster recovery and gas supply contingencies, and would allow for, among other things, alternate recovery locations, backup power generation, adequate material supplies and personnel requirements. This plan is expected to be in place, tested and refined as needed by December 31, 1999.

      Total costs expected to be incurred by the company to remedy its Year 2000 issues are estimated at $1.5 million, which include costs estimated to replace certain existing systems sooner than otherwise planned.

      Management expects that Year 2000 issues will be addressed on a schedule and in a manner that will prevent such issues from having a material impact on the company's financial position or results of operations. However, while the company has and will continue to manage its Year 2000 compliance plan, there can be no assurance that the company will be successful in identifying and addressing all material Year 2000 issues including those related to the company's vendors, suppliers and customers.

      Environmental Matters
      Indiana Gas is currently conducting environmental investigations and work at 26 sites that were the locations of former manufactured gas plants. It has been seeking to recover the costs of the investigations and work from insurance carriers and other potentially responsible parties (PRPs). The IURC has determined that these costs are not recoverable from utility customers.

      Indiana Gas has completed the process of identifying PRPs and now has PRP agreements in place covering 19 of the 26 sites. The agreements provide for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the sites. PSI Energy, Inc. is a PRP on all 19 sites. Northern Indiana Public Service Company is a PRP on 5 of the 19 sites. These agreements limit Indiana Gas' share of past and future response costs at these 19 sites to between 20 and 50 percent. Based on the agreements, Indiana Gas has recorded a receivable from PRPs for their unpaid share of the liability for work performed by Indiana Gas to date, as well as accrued Indiana Gas' proportionate share of the estimated cost related to work not yet performed.

      On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division (the District Court) against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the District Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. Indiana Gas appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit. On April 6, 1998, the appeals court issued a decision vacating the summary judgment and dismissing the District Court action for lack of diversity jurisdiction. The insurers asked the United States Supreme Court to review the Seventh Circuit's decision, however their petition was denied. Because the District Court's adverse rulings have been vacated, Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage. As of September 30, 1998, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

      These environmental matters have had no material impact on earnings since costs recorded to date total approximately $15.0 million. While Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

      For further information regarding the status of investigation and remediation of the sites, PRPs and financial reporting see Note 14 of the Notes to Consolidated Financial Statements.

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

      New Accounting Standards
      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in annual and interim financial reports issued to shareholders. This statement becomes effective for the company's 1999 annual financial statements.

      In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement standardizes the disclosure requirements for pensions and other postretirement benefits. It does not change measurement or recognition of amounts related to those plans. The company has adopted the new disclosure requirements of this statement for 1998 (see Note 11 of the Notes to Consolidated Financial Statements).

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance primarily on whether costs incurred related to internal use computer software should be capitalized or expensed. This statement is effective for the company in fiscal 2000. The company does not expect this statement to have a material impact on its financial position or results of operations.

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. ProLiance utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. The statement is effective for ProLiance in fiscal 2000. ProLiance has not yet quantified the impact of adopting this statement on its financial position or results of operations.

      Liquidity and Capital Resources
      Consolidated capitalization objectives for Indiana Energy are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt, but may vary from time to time, depending on particular business opportunities. Indiana Energy's common equity component was 61 percent of total capitalization at September 30, 1998.

      Because of its current capital structure, the company does have the ability to issue additional long-term debt, if necessary, to fund non-utility investments or for other corporate purposes and still meet its capitalization objectives. This is particularly important as it relates to its growth strategy which provides for, among other things, expansion of its non-utility operations.

      In October 1997, Indiana Energy formed a new subsidiary, IEI Capital Corp., to conduct the financing for Indiana Energy and its subsidiaries other than Indiana Gas. IEI Capital Corp. will provide the nonregulated businesses with short-term financing for working capital requirements, as well as secure permanent financing for those entities as necessary.

      On January 28, 1998, the shareholders of Indiana Energy approved an amendment to the company's Articles of Incorporation to increase the authorized shares of common stock from 64,000,000 shares to 200,000,000 shares.

      On July 31, 1998, the Board of Directors of Indiana Energy authorized a four-for-three stock split of the issued and outstanding shares of its common stock to shareholders of record on September 18, 1998. The shares were issued on October 2, 1998.

      On July 28, 1995, Indiana Energy's Board of Directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. Under this authorization, the company repurchased 92,100 and 42,400 pre-split shares during 1996 and 1998, respectively. No shares were repurchased during 1997. Of the 700,000 shares authorized, 565,500 shares remain available for repurchase at September 30, 1998. As adjusted for the four-for-three stock split, these repurchases totaled 122,800 and 56,533 shares for 1996 and 1998, respectively. The associated cost of these repurchases totaled $2,116,000 and $1,189,000 for 1996 and 1998, respectively.

      Indiana Gas' capitalization objectives, which are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt, remain unchanged from prior years. Indiana Gas' common equity component was 56 percent of its total capitalization at September 30, 1998.

      New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Total capital required to fund capital expenditures and refinancing requirements for 1997 and 1998, along with estimated amounts for 1999 through 2001, is as follows:


      Thousands                   1997      1998      1999     2000     2001
      Capital expenditures      $72,000   $ 66,000  $67,000  $62,000  $59,000
      Refinancing requirements
      (including non-utility)         -     95,000   10,000        -        -
                                $72,000   $161,000  $77,000  $62,000  $59,000


      The capital expenditures above do not include non-utility investments. Non-utility investments and commitments, excluding the continuing obligation to invest in Pace Carbon as previously discussed, totaled approximately $10.5 million and $9.0 million for 1997 and 1998, respectively. In addition, in October 1998, the company committed to invest $10 million in Haddington Energy Partners, L.P. (see Haddington Energy Partners, L.P.). While the company does expect to make additional non-utility investments in the future, it cannot provide estimates at this time.

      Indiana Gas' long-term goal is to internally fund at least 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa2 by Moody's Investors Service and AA- by Standard & Poor's Corporation. In 1998, 64 percent of Indiana Gas' capital expenditures was funded internally (i.e., from utility income less dividends plus charges to utility income not requiring funds). In 1997, 58 percent of capital expenditures was provided by funds generated internally. External funds required for the 1998 construction program were obtained primarily through a combination of short-term and long-term debt.

      In October 1997, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to the issuance of up to $95 million in debt securities and in November 1997 filed a prospectus supplement with respect to $95 million in Medium-Term Notes, Series F. Issues under this registration statement were as follows:


                                              Interest       Maturity
      Issue Date             Principal          Rate           Date
      12-05-97              $15 million          6.36%       12-06-04
      12-09-97              $20 million          6.34%       12-10-27
      01-14-98              $15 million          5.75%       01-15-03
      04-15-98              $15 million          6.75%       03-15-28
      05-04-98              $10 million          6.36%       05-01-28
      06-30-98              $20 million          6.55%       06-30-28


      The net proceeds from the sale of these new debt securities were used to refinance certain of Indiana Gas' long-term debt issues and to refinance short-term obligations incurred in connection with Indiana Gas' ongoing construction program and other corporate purposes.

      In December 1997, Indiana Gas retired $35 million of 6 5/8% Series D Notes and, called and redeemed $24.7 million of 8 1/2% Series B Debentures. In March 1998, Indiana Gas redeemed $33 million of its
      9 1/8% Series A Notes. The premiums paid in connection with the redemptions, which totaled $5.5 million, have been deferred and are being amortized over 15 years.

      Provisions under which certain of Indiana Gas' Series E and Series F Medium-Term Notes were issued entitle the holders of $60 million of these notes to put the debt back to Indiana Gas at face value at certain specified dates before maturity beginning in 2000. Long-term debt subject to the put provisions during the three years following 1998 totals $5 million.

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

      Forward-Looking Information

      A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to, Indiana Energy's earnings growth strategy, ProLiance and Year 2000 issues, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing the words "aim," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Indiana Energy's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:
           Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; or gas pipeline system constraints.

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

           Legal and regulatory delays and other obstacles associated with mergers, acquisitions and investments in joint ventures such as the ProLiance judicial and administrative proceedings.

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

           The inability of the company and its vendors, suppliers and customers to achieve Year 2000 readiness.

      Indiana Energy undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.


Item 8.    Financial Statements and Supplementary Data

      Management's Responsibility for Financial Statements

      The management of the company is responsible for the preparation of the consolidated financial statements and the related financial data contained in this report. The financial statements are prepared in conformity with generally accepted accounting principles.

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


      /s/ Niel C. Ellerbrook
      Niel C. Ellerbrook
      President and Chief Operating Officer


      Report of Independent Public Accountants

      To the Shareholders and Board of Directors of Indiana Energy, Inc.:

      We have audited the accompanying consolidated balance sheets and schedules of long-term debt of Indiana Energy, Inc. (an Indiana corporation) and subsidiary companies as of September 30, 1998, and 1997, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Energy, Inc. and subsidiary companies, as of September 30, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.


      /s/ Arthur Andersen LLP
      Arthur Andersen LLP
      Indianapolis, Indiana
      October 30, 1998


                                     INDIANA ENERGY, INC.
                                   AND SUBSIDIARY COMPANIES

                               CONSOLIDATED STATEMENTS OF INCOME
                              (Thousands except per share amounts)



                                                                    Year Ended September 30
                                                               1998           1997           1996
OPERATING REVENUES
    Utility                                              $   465,644     $   530,407    $   530,594
    Other                                                        790             152         12,832
                                                             466,434         530,559        543,426
OPERATING EXPENSES
    Cost of gas (See Note 15)                                269,487         322,141        326,851
    Other operating                                           75,589          80,012         84,984
    Restructuring costs (See Note 2)                               -          39,531              -
    Depreciation and amortization                             37,655          35,162         33,340
    Taxes other than income taxes                             14,735          16,962         16,564
                                                             397,466         493,808        461,739

OPERATING INCOME                                              68,968          36,751         81,687

OTHER INCOME
    Equity in earnings of unconsolidated
        affiliates (See Note 3)                                7,226           8,712            (88)
    Other - net                                                2,499           3,120            606
                                                               9,725          11,832            518

INCOME BEFORE INTEREST AND
    INCOME TAXES                                              78,693          48,583         82,205

INTEREST EXPENSE                                              16,640          17,131         16,279

INCOME BEFORE INCOME TAXES                                    62,053          31,452         65,926

INCOME TAXES                                                  21,849          10,949         23,725

NET INCOME                                               $    40,204     $    20,503    $    42,201

AVERAGE COMMON SHARES
    OUTSTANDING (1) (See Note 10)                             30,116          30,107         30,017

BASIC AND DILUTED EARNINGS PER AVERAGE
    SHARE OF COMMON STOCK (1) (See Notes 10 & 16)        $      1.33     $      0.68    $      1.41


(1)  Adjusted to reflect the four-for-three stock split October 2, 1998.

The accompanying notes are an integral part of these statements.


                                          INDIANA ENERGY, INC.
                                        AND SUBSIDIARY COMPANIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Thousands)


                                                                          Year Ended September 30
                                                                     1998          1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $   40,204    $   20,503    $   42,201
   Adjustments to reconcile net income to cash
     provided from operating activities -
       Noncash restructuring costs                                        -        32,838             -
       Depreciation and amortization                                 37,842        35,241        33,441
       Deferred income taxes                                          1,591       (12,618)          804
       Investment tax credit                                           (930)         (930)         (930)
       Gain on sale of assets                                        (2,102)       (2,923)            -
       Undistributed earnings of unconsolidated affiliates           (7,226)       (8,712)           88
                                                                     29,175        42,896        33,403
       Changes in assets and liabilities -
         Receivables - net                                           13,890        (8,526)       (2,558)
         Inventories                                                   (272)       24,026        19,966
         Accounts payable, customer deposits, advance
            payments and other current liabilities                  (12,781)        1,941       (14,801)
         Accrued taxes and interest                                  (4,586)        4,530        (3,744)
         Recoverable/refundable gas costs                            16,573        (3,133)       (7,593)
         Accrued postretirement benefits other than pensions          2,350         8,134         3,505
         Other - net                                                 (5,552)       (4,491)          340
           Total adjustments                                         38,797        65,377        28,518
             Net cash flows from operations                          79,001        85,880        70,719

CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES:
    Repurchase of common stock                                       (1,189)            -        (2,116)
    Sale of long-term debt                                           95,053        15,064        21,068
    Reduction in long-term debt                                     (94,508)         (336)      (19,296)
    Net change in short-term borrowings                               9,905        (4,236)       22,011
    Dividends on common stock                                       (26,840)      (25,787)      (24,896)
        Net cash flows required for financing activities            (17,579)      (15,295)       (3,229)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                            (66,030)      (71,907)      (66,381)
    Nonutility investments in unconsolidated affiliates - net        (6,462)       (1,650)       (1,109)
    Cash distribution from unconsolidated affiliate                   7,030             -             -
    Proceeds from sale of assets                                     13,317         3,000             -
        Net cash flows required for investing activities            (52,145)      (70,557)      (67,490)

NET INCREASE (DECREASE) IN CASH                                       9,277            28             -

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                               48            20            20

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    9,325    $       48    $       20

The accompanying notes are an integral part of these statements.

                                         INDIANA ENERGY, INC.
                                       AND SUBSIDIARY COMPANIES

                                     CONSOLIDATED BALANCE SHEETS

                                               ASSETS
                                             (Thousands)


                                                                                 September 30
                                                                             1998       1997

CURRENT ASSETS:
    Cash and cash equivalents                                          $     9,325   $        48
    Accounts receivable, less reserves of
        $900 and $1,784, respectively (See Note 15)                         10,939        22,318
    Accrued unbilled revenues                                                6,453         8,964
    Liquefied petroleum gas - at average cost                                  883           872
    Gas in underground storage - at last-in,
        first-out cost                                                      19,373        19,240
    Recoverable gas costs                                                        -         5,843
    Prepayments and other                                                    5,483         3,766
                                                                            52,456        61,051

INVESTMENTS IN UNCONSOLIDATED AFFILIATES                                    32,186        24,549

UTILITY PLANT:
    Original cost                                                          937,977       951,617
    Less - accumulated depreciation and amortization                       370,872       361,936
                                                                           567,105       589,681

NONUTILITY PLANT:
    Original cost                                                           55,225         4,114
    Less - accumulated depreciation and amortization                        12,613           779
                                                                            42,612         3,335

DEFERRED CHARGES:
    Unamortized debt discount and expense                                   12,954         7,074
    Regulatory income tax asset                                              1,778             -
    Other                                                                    3,259         5,155
                                                                            17,991        12,229

                                                                       $   712,350   $   690,845


The accompanying notes are an integral part of these statements.


                                         INDIANA ENERGY, INC.
                                       AND SUBSIDIARY COMPANIES

                                      CONSOLIDATED BALANCE SHEETS

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
                                        (Thousands except shares)


                                                                               September 30
                                                                            1998          1997
CURRENT LIABILITIES:
    Maturities and sinking fund requirements of long-term debt         $    10,119   $    35,272
    Notes payable                                                           33,705        23,800
    Accounts payable (See Note 15)                                          19,416        25,523
    Refundable gas costs                                                    10,730             -
    Customer deposits and advance payments                                  19,229        20,405
    Accrued taxes                                                            4,728         8,659
    Accrued interest                                                         1,974         2,629
    Other current liabilities                                               26,319        31,817
                                                                           126,220       148,105

DEFERRED CREDITS AND OTHER LIABILITIES:
    Deferred income taxes                                                   60,448        55,205
    Accrued postretirement benefits other than pensions                     25,388        23,038
    Unamortized investment tax credit                                        9,313        10,243
    Regulatory income tax liability                                              -         1,874
    Other                                                                    2,061         1,992
                                                                            97,210        92,352

COMMITMENTS AND CONTINGENCIES (See Notes 3, 12 & 14)                             -             -

CAPITALIZATION:
    Long-term debt (see schedule)                                          183,489       157,791
    Common stock (no par value) - authorized 200,000,000
        shares - issued and outstanding 30,063,667 and
        30,107,391 shares, respectively (1)                                145,586       146,498
    Less unearned compensation - restricted stock grants                     1,207         1,589
                                                                           144,379       144,909
    Retained earnings                                                      161,052       147,688
        Total common shareholders' equity                                  305,431       292,597
                                                                           488,920       450,388


                                                                       $   712,350   $   690,845


(1) Adjusted to reflect the four-for-three stock split October 2, 1998.

The accompanying notes are an integral part of these statements.


                                              INDIANA ENERGY, INC.
                                            AND SUBSIDIARY COMPANIES

                              CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                                            (Thousands except shares)




                                                              COMMON STOCK
                                                                               RESTRICTED
                                                                                 STOCK         RETAINED
                                                 SHARES (1)      AMOUNT         GRANTS         EARNINGS        TOTAL
BALANCE AT SEPTEMBER 30, 1995                     30,082,140   $   145,872   $       (824)  $    135,667   $   280,715
  Net income                                                                                      42,201        42,201
  Common stock dividends ($.83 per share) (1)                                                    (24,896)      (24,896)
  Common stock issuances for Executives' and
      Directors' stock plans net of amortization       6,529           119            299                          418
  Common stock repurchases                          (122,800)       (2,116)                                     (2,116)

BALANCE AT SEPTEMBER 30, 1996                     29,965,869       143,875           (525)       152,972       296,322
  Net income                                                                                      20,503        20,503
  Common stock dividends ($.86 per share) (1)                                                    (25,787)      (25,787)
  Common stock issuances for Executives' and
      Directors' stock plans net of amortization     141,522         2,623         (1,064)                       1,559

BALANCE AT SEPTEMBER 30, 1997                     30,107,391       146,498         (1,589)       147,688       292,597
  Net income                                                                                      40,204        40,204
  Common stock dividends ($.90 per share) (1)                                                    (26,840)      (26,840)
  Common stock issuances for Executives' and
      Directors' stock plans net of amortization      12,809           277            382                          659
  Common stock repurchases                           (56,533)       (1,189)                                     (1,189)

BALANCE AT SEPTEMBER 30, 1998                     30,063,667   $   145,586   $     (1,207)  $    161,052   $   305,431


(1) Adjusted to reflect the four-for-three stock split October 2, 1998.

The accompanying notes are an integral part of these statements.


                                            INDIANA ENERGY, INC.
                                          AND SUBSIDIARY COMPANIES

                                   CONSOLIDATED SCHEDULES OF LONG-TERM DEBT
                                                 (Thousands)



                                                                                               September 30
                                                                                          1998             1997
LONG-TERM DEBT:
Unsecured Notes Payable - Utility
   6 5/8% Series D, due December 1, 1997                                             $         -       $    35,000
   8.90%, due July 15, 1999                                                               10,000            10,000
   5.75% Series F, due January 15, 2003                                                   15,000                 -
   6.36% Series F, due December 6, 2004                                                   15,000                 -
   6.54% Series E, due July 9, 2007                                                        6,500             6,500
   6.69% Series E, due June 10, 2013                                                       5,000             5,000
   7.15% Series E, due March 15, 2015                                                      5,000             5,000
   6.69% Series E, due December 21, 2015                                                   5,000             5,000
   6.69% Series E, due December 29, 2015                                                  10,000            10,000
   9 3/8%, due January 15, 2021                                                           25,000            25,000
   9 1/8% Series A, due February 15, 2021 ($33 million redeemed March 31, 1998)            7,000            40,000
   8 1/2% Series B Debentures, called and redeemed December 15, 1997                           -            24,733
   6.31% Series E, due June 10, 2025                                                       5,000             5,000
   6.53% Series E, due June 27, 2025                                                      10,000            10,000
   6.42% Series E, due July 7, 2027                                                        5,000             5,000
   6.68% Series E, due July 7, 2027                                                        3,500             3,500
   6.34% Series F, due December 10, 2027                                                  20,000                 -
   6.75% Series F, due March 15, 2028                                                     14,975                 -
   6.36% Series F, due May 1, 2028                                                        10,000                 -
   6.55% Series F, due June 30, 2028                                                      20,000                 -
                                                                                         191,975           189,733

Unsecured Notes Payable - Nonutility
   Variable rate term loan, redeemed September 29, 1998                                        -             1,632
   Noninterest bearing note, due August 1, 2005                                              633               698
   Variable rate note, due January 1, 2007                                                 1,000             1,000
                                                                                           1,633             3,330

                                                                                         193,608           193,063
Less - Maturities and sinking fund requirements                                           10,119            35,272

                                                                                     $   183,489       $   157,791


The accompanying notes are an integral part of these statements.


      Notes to Consolidated Financial Statements

      1.  Summary of Significant Accounting Practices

      A.  Consolidation
      The consolidated financial statements include the accounts of Indiana Energy, Inc. (Indiana Energy or the company) and its wholly and majority-owned subsidiaries, after elimination of intercompany transactions. The company's consolidated financial statements include the operations of its regulated gas distribution subsidiary, Indiana Gas Company, Inc. (Indiana Gas), its nonregulated administrative services provider, IEI Services, LLC, its financing subsidiary, IEI Capital Corp. (Capital Corp.) and its non-utility subsidiaries and investments grouped under its nonregulated subsidiary, IEI Investments, Inc. (IEI Investments).

      Indiana Gas provides natural gas and transportation services to a diversified base of customers in 281 communities in 48 of Indiana's 92 counties. The non-utility operations of IEI Investments include IGC Energy, Inc. (IGC Energy), Energy Realty, Inc. (Energy Realty), Indiana Energy Services, Inc.
      (IES), Energy Financial Group, Inc. and IEI Financial Services, LLC, all indirect wholly owned subsidiaries of Indiana Energy, and interests in ProLiance Energy, LLC, CIGMA, LLC, Energy Systems Group, LLC, Pace Carbon Synfuels Investors, L.P. and Reliant Services, LLC.

      Investments in limited partnerships and less than majority-owned affiliates are accounted for on the equity method.

      B.  Financial Statement Presentation
      The consolidated financial statements of Indiana Energy, Inc. and Subsidiary Companies are presented in the conventional classified format rather than a regulated utility format, which has been used in the past. Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.

      C.  Utility Plant and Depreciation
      Except as described below, utility plant is stated at the original cost and includes allocations of payroll-related costs and administrative and general expenses, as well as an allowance for the cost of funds used during construction. Upon normal retirement of a depreciable unit of property, the cost is credited to utility plant and charged to accumulated depreciation together with the cost of removal, less any salvage. No gain or loss is recognized upon normal retirement.

      Provisions for depreciation of utility property are determined by applying straight-line rates to the original cost of the various classifications of property. The average depreciation rate was 3.9 percent for 1998, and 4.1 percent for 1997 and 1996.

      Cost in excess of underlying book value of acquired gas distribution companies is reflected as a component of utility plant and is being amortized primarily over 40 years.

      D.  Unamortized Debt Discount and Expense
      Indiana Gas was authorized as part of an August 17, 1994, order from the Indiana Utility Regulatory Commission (IURC) to amortize over a 15-year period the debt discount and expense related to new debt issues and future premiums paid for debt reacquired in connection with refinancing. Debt discount and expense for issues in place prior to this order are being amortized over the lives of the related issues. Premiums paid prior to this order for debt reacquired in connection with refinancing are being amortized over the life of the refunding issue.

      E.  Cash Flow Information
      For the purposes of the Consolidated Statements of Cash Flows, the company considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


      Thousands                                1998     1997     1996
      Interest (net of amount capitalized) $  15,598  $ 15,496 $ 15,816
      Income taxes                         $  24,730  $ 21,851 $ 30,608


      F.  Revenues
      To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed at the end of the accounting period.

      G.  Gas in Underground Storage
      Based on the average cost of purchased gas during September
      1998, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at September 30, 1998, by approximately $10,627,000.

      H.  Refundable or Recoverable Gas Cost
      The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates, are deferred and are being recovered or refunded in accordance with procedures approved by the IURC.

      I.  Allowance For Funds Used During Construction
      An allowance for funds used during construction (AFUDC), which represents the cost of borrowed and equity funds used for construction purposes, is charged to construction work in progress during the period of construction and included in "Other - net" on the Consolidated Statements of Income. An annual AFUDC rate of 6.0 percent was used for 1998, while an annual rate of 7.5 percent was used for 1997 and 1996.

      The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.


      Thousands                    1998    1997   1996
      AFUDC - borrowed funds     $  766  $  596  $ 283
      AFUDC - equity funds          371     487    232
      Total AFUDC capitalized    $1,137  $1,083  $ 515


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

      K.  Regulatory Assets and Liabilities
      Indiana Gas is subject to the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). Regulatory assets represent probable future revenue to Indiana Gas associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and liabilities reflected in the Consolidated Balance Sheet as of September 30 (in thousands) relate to the following:


      Regulatory Assets                                  1998
      Postretirement benefits other than pensions      $ 2,688
      Unamortized debt discount and expense             11,388
      Amounts due from customers - income taxes, net     1,778
      Deferred acquisition costs                           677
                                                       $16,531

      Regulatory Liabilities
      Gas costs due to customers, net                  $10,730
                                                       $10,730


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

      During 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after-tax) for fiscal 1997 as described below.

      In July 1997, the company advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during fiscal 1997 related to the work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits. As a result primarily of initial work force reductions during September 1997 and attrition, employees totaled approximately 890 as of September 30, 1998.

      Further, Indiana Gas' management committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at September 30, 1997, and were disposed of during fiscal 1998.

      In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries. The formation of IEI Services was established by a contribution of $32.2 million of fixed assets at net book value from Indiana Gas, which subsequently dividended its membership interest to Indiana Energy. These assets, which relate to the provision of administrative services, are classified in Non-utility Plant on the Consolidated Balance Sheet at September 30, 1998. IEI Services provides information technology, financial, human resources, building and fleet services. These services had been provided by Indiana Gas in the past.

      3. ProLiance Energy, LLC

      ProLiance Energy, LLC (ProLiance) is owned jointly and equally by IGC Energy and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas and Coke Utility (Citizens
      Gas). ProLiance is the supplier of gas and related services to both Indiana Gas and Citizens Gas, as well as a provider of similar services to other utilities and customers in Indiana and surrounding states. ProLiance added power marketing in late fiscal 1997 to the services it offers. Power marketing involves buying electricity on the wholesale market and then reselling it to marketers, utilities and other customers. To effectively manage the risks associated with power marketing, ProLiance utilizes a disciplined approach to credit analysis, obtains letters of credit or corporate guarantees when appropriate, and does not "sleeve" or assume the credit risk between the buyer and seller. IGC Energy's investment in ProLiance is accounted for using the equity method.

      On September 12, 1997, the Indiana Utility Regulatory Commission (IURC) issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained by ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional findings in the gas cost adjustment (GCA) process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

      The IURC's September 12, 1997, decision was appealed to the Indiana Court of Appeals by certain Petitioners including the Indiana Office of Utility Consumer Counselor and the Citizens Action Coalition of Indiana. On October 8, 1998, the Indiana Court of Appeals issued a decision which reversed and remanded the case to the IURC with instructions that the gas supply agreements be disapproved. The basis for the decision is that because the gas supply agreements provide for index based pricing of gas commodity sold by ProLiance to the utilities, they should have been the subject of an application for approval of an alternative regulatory plan under Indiana statutory law. The court held that absent this type of application, the IURC exceeded its authority in implementing what the court saw to be alternative regulatory treatment.

      Management believes the decision incorrectly applies the statute and has decided to petition for transfer of the case to the Indiana Supreme Court. If the Supreme Court does not overturn the Court of Appeals' decision, the matter will be remanded to the IURC for further proceedings. Whether or not the Supreme Court reverses the Court of Appeals' decision, the reasonableness of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed in the consolidated GCA proceeding. Management takes note of the fact that the Court of Appeals has not challenged the IURC findings that the agreements provide significant economic value to customers and are in the public interest. Indiana Gas is continuing to utilize ProLiance for its gas supply.

      On or about August 11, 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand ("CID") from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. Indiana Gas is providing the Department of Justice with information regarding the formation of ProLiance in connection with the CID.

      Pretax earnings recognized from ProLiance totaled $7.4 million and $8.9 million for 1998 and 1997, respectively. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Affiliates on the Consolidated Statements of Income. Earnings recognized in 1997 include $2.0 million of ProLiance's 1996 earnings which had previously been reserved.

      At September 30, 1998, Indiana Energy has reserved approximately $1.1 million of ProLiance earnings after tax. Total after-tax ProLiance earnings recognized to date approximate $10.1 million. This amount includes earnings from all of ProLiance's business activities, and therefore is believed to be a conservative estimate of the upper risk limit. Resolution of the above proceedings may also impact future operations and earnings contributions from ProLiance. Management believes the ProLiance issues may be resolved near the levels that are already being reserved and, therefore, while these proceedings are pending, does not anticipate changing the level at which it reserves ProLiance earnings. However, no assurance of this outcome can be provided.

      4. Pace Carbon Synfuels Investors, L.P.
      On February 5, 1998, IEI Synfuels, Inc. (IEI Synfuels), a wholly-owned, indirect subsidiary of IEI Investments, purchased one limited partnership unit in Pace Carbon Synfuels Investors, L.P. (Pace Carbon), a Delaware limited partnership formed to develop, own and operate four projects to produce and sell coal-based synthetic fuel. Pace Carbon converts coal fines (small coal particles) into coal pellets that are sold to major coal users such as utilities and steel companies. This process is eligible for federal tax credits under Section 29 of the Internal Revenue Code (Code) and the Internal Revenue Service has issued a private letter ruling with respect to the four projects.

      IEI Synfuels has committed an initial investment of $7.5 million in Pace Carbon (of which $5.2 million was paid through September 30, 1998) for an 8.3 percent ownership interest in the partnership. The balance of the initial investment will be paid following the satisfaction by Pace Carbon of certain project milestones regarding the operation of the coal pellet production plants and long-term feedstock acquisition. In addition to its initial investment, IEI Synfuels has a continuing obligation to invest in Pace Carbon up to approximately $43 million, with any such additional investments expected to be funded solely from federal tax credits that are realized from the production and sale of coal pellets by the projects.

      The realization of the tax credits from this investment is dependent upon a number of factors including among others (1) the production facilities must have been in operation by June 30, 1998, (2) adequate coal fines must be available to produce the coal pellets, and (3) the coal pellets must be produced and sold. All four of Pace Carbon's coal-based synthetic fuel production facilities were placed into service by June 30, 1998, and are currently producing and selling pellets in a ramp up mode, including refining the production process. Management believes that significant project benefits, primarily in the form of tax savings and tax credits realized, will be achieved in the future but cannot be assured.

      5. IEI Financial Services, LLC
      On April 1, 1998, IEI Financial Services, LLC (IEI Financial Services), a wholly-owned, indirect subsidiary of IEI Investments, began its operations. IEI Financial Services will perform third-party collections, energy-related equipment leasing and related services. IEI Financial Services will provide these services to Indiana Gas and to other third parties.

      6. Reliant Services, LLC
      On June 30, 1998, IGC Energy and Cinergy Supply Network, Inc., a subsidiary of Cinergy Corp. (Cinergy), formed Reliant Services, LLC (Reliant), an equally owned limited liability company, to perform underground facilities locating and construction services. In September 1998, Reliant signed an agreement to purchase two Indianapolis area companies to enable it to enter the market once certain regulatory approvals are received by Cinergy. Reliant is based in the Indianapolis area and will focus initially on serving electric, gas, telephone, cable and water companies in Indiana, Ohio and Kentucky. IGC Energy's initial investment in Reliant was $500,000, and this investment is being accounted for under the equity method.

      7.  Short-Term Borrowings
      Indiana Gas has available committed lines of credit of $65 million with approximately $33.7 million outstanding at September 30, 1998. These lines of credit are renewable annually and may be adjusted quarterly as borrowings fluctuate with seasonal needs and other short-term funding requirements. Indiana Gas' Board of Directors has authorized borrowings of up to $150 million under bank lines of credit. Indiana Gas has agreed to compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees that are mutually agreeable. Notes payable to banks bore interest at rates negotiated with the bank at the time of borrowing.

      Bank loans outstanding during the reported periods were as follows:


      Thousands                                             1998     1997      1996
      Outstanding at year end                             $ 33,705 $ 20,000  $ 24,236
      Weighted average interest rates at year end             5.6%     5.7%      5.4%
      Weighted average interest rates during the year         5.7%     5.5%      5.7%
      Weighted average total outstanding during the year  $ 32,293 $ 28,959  $  5,930
      Maximum total outstanding during the year           $ 90,900 $ 89,725  $ 28,150


      Capital Corp. is authorized to borrow up to $50 million under available lines of credit. Capital Corp.'s borrowing activity was minimal during 1998, with no balances outstanding at September 30, 1998.

      8.  Long-Term Debt
      In October 1997, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to the issuance of up to $95 million in debt securities and in November 1997 filed a prospectus supplement with respect to $95 million in Medium-Term Notes, Series F. Issues under this registration statement were as follows:

                                           Interest      Maturity
      Issue Date            Principal        Rate          Date
      12-05-97             $15 million       6.36%       12-06-04
      12-09-97             $20 million       6.34%       12-10-27
      01-14-98             $15 million       5.75%       01-15-03
      04-15-98             $15 million       6.75%       03-15-28
      05-04-98             $10 million       6.36%       05-01-28
      06-30-98             $20 million       6.55%       06-30-28


      The net proceeds from the sale of these new debt securities were used to refinance certain of Indiana Gas' long-term debt issues and to refinance short-term obligations incurred in connection with Indiana Gas' ongoing construction program and other corporate purposes.

      In December 1997, Indiana Gas retired $35 million of 6 5/8% Series D Notes and, called and redeemed $24.7 million of 8 1/2% Series B Debentures. In March 1998, Indiana Gas redeemed $33 million of its 9 1/8% Series A Notes. The premiums paid in connection with the redemptions, which totaled $5.5 million, have been deferred and are being amortized over 15 years.

      Consolidated maturities and sinking fund requirements on long-term debt subject to mandatory redemption during the five years following 1998 are $10,119,000 in 1999, $180,000 in
      2000, $197,000 in 2001, $3,454,000 in 2002 and $18,471,000 in
      2003.

      Provisions under which certain of Indiana Gas' Series E and Series F Medium Term Notes were issued entitle the holders of $60 million of these notes to put the debt back to Indiana Gas at face value at certain specified dates before maturity beginning in 2000. Long-term debt subject to the put provisions during the five years following 1998 totals $5,000,000 in 2000 and $11,500,000 in 2002.

      9.  Fair Value of Financial Instruments
      The estimated fair values of the company's financial instruments were as follows:

                                      September 30, 1998    September 30, 1997
                                      Carrying     Fair     Carrying    Fair
      Thousands                        Amount      Value     Amount     Value
      Cash and cash equivalents       $  9,325    $  9,325  $     48   $     48
      Notes payable                   $ 33,705    $ 33,705  $ 23,800   $ 23,800
      Long-term debt (includes
        amounts due within one year)  $193,608    $210,503  $193,063   $200,080


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

      Under current regulatory treatment, call premiums on reacquisition of long-term debt are generally recovered in customer rates over the life of the refunding issue or over a 15-year period (see Note 1D). Accordingly, any reacquisition would not be expected to have a material effect on the company's financial position or results of operations.

      10.  Capital Stock

      On January 28, 1998, the shareholders of Indiana Energy approved an amendment to the company's Articles of Incorporation to increase the authorized shares of common stock from 64,000,000 shares to 200,000,000 shares.

      On July 31, 1998, the Board of Directors of Indiana Energy authorized a four-for-three stock split of the issued and outstanding shares of its common stock to shareholders of record on September 18, 1998. The shares were issued on October 2, 1998. All share and per share amounts have been restated for all periods reported to reflect the stock split.

      On July 28, 1995, Indiana Energy's Board of Directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. Under this authorization, the company repurchased 92,100 and 42,400 pre-split shares during 1996 and 1998, respectively. No shares were repurchased during 1997. Of the 700,000 shares authorized, 565,500 shares remain available for repurchase at September 30, 1998. As adjusted for the four-for-three stock split, these repurchases totaled 122,800 and 56,533 shares for 1996 and 1998, respectively. The associated cost of these repurchases totaled $2,116,000 and $1,189,000 for 1996 and 1998, respectively.

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

      Additionally, under the terms of the company's retirement savings plan, eligible participants may direct a specified percentage of their compensation to be invested in shares of the company's common stock.

      At September 30, 1998, the shares of the company's common stock reserved for issuance under each of those plans adjusted for the four-for-three stock split were as follows:


      Dividend Reinvestment and Stock Purchase Plan     366,181
      Executive Restricted Stock Plan                   353,583
      Directors' Restricted Stock Plan                   58,987
      Retirement Savings Plan                           213,941


      Indiana Gas and Indiana Energy also each have 4 million of authorized and unissued shares of preferred stock.

      On July 25, 1986, the Board of Directors of Indiana Energy declared a dividend distribution of one common share purchase right for each outstanding share of common stock of Indiana Energy. The distribution was made to shareholders of record August 11, 1986. In addition, one right has been and will be distributed for each share issued following August 11, 1986.
      On April 26, 1996, the Board of Directors of Indiana Energy authorized the amendment and restatement of the shareholder rights agreement relating to the common share purchase rights, which occurred effective May 31, 1996. If and when the rights become exercisable, each right will entitle the registered holder to purchase from Indiana Energy one share of common stock at a price of $45 per share (as adjusted for the stock split), subject to certain adjustments described in the rights agreement. The rights become exercisable only when a person or group acquires beneficial ownership of 15 percent or more of Indiana Energy's common stock, or becomes the beneficial owner of an amount of Indiana Energy's common stock (but not less than 10 percent) which the board of directors determines to be substantial and whose ownership the board of directors determines is intended or may be reasonably anticipated, in general, to cause Indiana Energy to take actions determined by the board of directors to be not in Indiana Energy's best long-term interests or when any person or group announces a tender or exchange offer for 15 percent or more of Indiana Energy's common stock.

      In the event that (1) Indiana Energy is acquired in a merger or other business combination transaction and Indiana Energy is not the surviving corporation, or (2) any person consolidates or merges with Indiana Energy and all or part of Indiana Energy common shares are exchanged for securities, cash or property of any other person, or (3) 50 percent or more of Indiana Energy's consolidated assets or earning power are sold, each holder of a right will have the right to receive, upon exercise at the then-current exercise price of the right, that number of shares of common stock of the acquiring company having a market value of two times the exercise price of the right. In the event that a person (1) acquires 15 percent or more of the outstanding common stock or
      (2) is declared an adverse person (i.e., a person who becomes the owner of at least 10 percent of Indiana Energy's common stock, whose share ownership is determined by the board of directors to be directed toward causing Indiana Energy to take actions determined by the board of directors not to be in Indiana Energy's long-term best interests) by the board of directors of Indiana Energy, each holder of a right, other than rights beneficially owned by the acquiring person (which will thereafter be void), will have the right to receive upon exercise that number of common shares having a market value of two times the exercise price of the right.

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

      Under the terms and conditions provided in the rights agreement, Indiana Energy may redeem the rights in whole, but not in part, at a price of $.0075 per right (as adjusted for the stock split) at any time prior to the time a person or group of affiliated or associated persons becomes an acquiring person as defined by the rights agreement. The rights agreement, as amended and restated as of May 31, 1996, was filed with the Securities and Exchange Commission on June 17, 1996, and will remain in effect for an extended term of 10 years.

      11.  Retirement Plans and Other Postretirement Benefits

      The following reflects the new disclosure requirements set forth by Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits.

      The company has multiple defined benefit pension and other postretirement benefit plans. The nonpension plans include plans for health care and life insurance. All of the plans are non-contributory with the exception of the health care plan which contains cost-sharing provisions whereby employees retiring after January 1, 1996, are required to make contributions to the plan when increases in the company's health care costs exceed the general rate of inflation, as measured by the Consumer Price Index (CPI).

      The IURC has authorized Indiana Gas to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Amounts accrued prior to that authorization were deferred as allowed by the IURC and are currently being amortized.

      Net periodic benefit cost, excluding the 1997 curtailment loss related to the postretirement health care and life insurance plans, consisted of the following components:


                                 Pension Benefits          Other Benefits
      Thousands               1998     1997     1996     1998    1997    1996
      Service cost           $1,417   $1,268   $1,174   $  721  $  770  $  806
      Interest cost           4,966    4,847    4,730    3,199   3,311   3,264
      Expected return
        on plan assets       (6,757)  (6,606)  (6,058)       -       -       -
      Amortization of
        transition
        obligation (asset)     (316)    (309)    (309)   1,955   2,280   2,280
      Amortization of
        loss (gain)
        and other                78      884      757    1,337   1,397     978
      Net periodic
        benefit cost         $ (612)  $   84   $  294   $7,212  $7,758  $7,328


      A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in the company's statement of financial position follows:


                                       Pension Benefits        Other Benefits
      Thousands                         1998      1997        1998        1997
      Benefit obligation at
        beginning of year             $65,977   $62,963     $ 42,883  $ 45,070
      Service cost                      1,417     1,268          721       770
      Interest cost                     4,966     4,847        3,199     3,311
      Actuarial loss
        (gain) and other                9,197     1,301        4,330    (3,425)
      Benefits paid                    (4,460)   (4,402)      (3,064)   (2,843)
      Benefit obligation at
        the end of the year            77,097    65,977       48,069    42,883

      Fair value of plan assets
        at beginning of year           87,801    75,748            -         -
      Actual return on plan assets     14,194    16,013            -         -
      Employer contributions               93       442        3,064     2,843
      Benefits paid                    (4,460)   (4,402)      (3,064)   (2,843)
      Fair value of plan assets
        at end of year                 97,628    87,801            -         -

      Funded status                    20,531    21,824      (48,069)  (42,883)
      Unrecognized prior service cost   3,693     2,527            -         -
      Unrecognized net obligation
        (assets) from transition       (1,198)   (1,514)      29,330    31,286
      Unrecognized net (gain)
        loss and other                (19,173)  (19,380)      (6,649)  (11,441)
      Prepaid (accrued) benefit cost
        at end of year                $ 3,853   $ 3,457     $(25,388) $(23,038)


      The aggregate benefit obligation and aggregate fair value of plan assets for pension plans with benefit obligations in excess of plan assets were, in thousands, $5,568 and $0, respectively as of September 30, 1998, and $4,485 and $0, respectively as of September 30, 1997.

      Weighted-average assumptions used in the accounting for these plans were as follows:


                                  Pension Benefits        Other Benefits
      Thousands                   1998        1997        1998       1997
      Discount rate               6.75%       7.75%       6.75%      7.75%
      Expected return
         on plan assets           9.00%       9.00%        n/a        n/a
      Rate of compensation
         increase               5% to 5.5%  5% to 5.5%     n/a        n/a
      CPI rate                     n/a         n/a         3.5%       3.5%


      The assumed health care cost trend rate for medical gross eligible charges used in measuring the postretirement benefit obligation for the health care plan as of September 30, 1998, was 7.1 percent for fiscal 1999. This rate is assumed to decrease gradually through fiscal 2004 to 5.0 percent and remain at that level thereafter.

      A 1 percent change in the assumed health care cost trend rates for the company's postretirement health care plan would have the following effects:


      Thousands                                1% Increase   1% Decrease
      Effect on the aggregate of the service
         and interest cost components            $   78       $  (70)

      Effect on the postretirement
         benefit obligation                      $1,037       $ (932)


      The company also has a defined contribution retirement savings plan which is qualified under sections 401(a) and 401(k) of the Internal Revenue Code. During 1998, 1997 and 1996, the company made contributions to this plan of $2,165,000, $2,360,000 and $2,445,000, respectively.

      12.  Commitments

      Estimated capital expenditures for 1999 are $67 million. Lease commitments, including the lease of the company's corporate headquarters, are $1,975,000 in 1999, $1,756,000 in 2000,
      $1,661,727 in 2001, $1,661,727 in 2002, $1,511,727 in 2003 and
      $4,605,000 in total for all later years. There are no leases that extend beyond 2036. Indiana Gas has storage and supply contracts that extend up to six years. Total lease expense was $1,704,000 in 1998, $2,200,000 in 1997 and $2,863,000 in 1996.

      13.  Income Taxes

      The components of consolidated income tax expense were as follows:


      Thousands                                 1998       1997       1996
      Current:
         Federal                              $19,149    $21,459    $20,851
         State                                  2,879      3,368      3,277
                                               22,028     24,827     24,128
      Deferred:
         Federal                                1,435    (11,678)       709
         State                                    156       (940)        95
                                                1,591    (12,618)       804
      Amortization of investment tax credits     (930)      (930)      (930)
      Other tax credits realized                 (840)      (330)      (277)
      Consolidated income tax expense         $21,849    $10,949    $23,725


      The recording of restructuring costs of $39.5 million in 1997 had the effect of decreasing deferred income tax expense by approximately $15.0 million.

      Effective income tax rates were 35.21 percent, 34.81 percent and 35.99 percent of pretax income for 1998, 1997 and 1996, respectively. This compares with a combined federal and state income tax statutory rate of 37.93 percent for all years reported. Individual components of the rate difference for 1998 were not significant except investment tax credit which amounted to (1.5%) and other tax credits which amounted to (1.4 %). Investment tax credit was (3.0%) and (1.4%) for 1997 and 1996, respectively.

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

      Significant components of the company's net deferred tax liability as of September 30, 1998, and 1997, are as follows:



      Thousands                                   1998       1997
      Deferred tax liabilities:
         Accelerated depreciation               $ 50,775   $ 51,413
         Property basis differences                6,435      2,101
         Acquisition adjustment                    6,097      6,286
         Other                                    (6,792)    (1,645)
      Deferred tax assets:
         Deferred investment tax credit           (3,533)    (3,884)
         Regulatory income tax asset
           (liability)                               674       (711)
      Less deferred income taxes related
         to current assets and liabilities         6,792      1,645
      Balance as of September 30                $ 60,448   $ 55,205


      Investment tax credits have been deferred and are being credited to income over the life of the property giving rise to the credit. The Tax Reform Act of 1986 eliminated investment tax credits for property acquired after January 1, 1986.

      Energy Realty has several affordable housing investments from which federal tax credits are being realized. Also, see Note 4 for discussion of federal tax credits associated with IEI
      Synfuels' investment in Pace Carbon.

      14.  Environmental Costs

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

      Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Based upon the site work completed to date, Indiana Gas believes that a level of contamination that may require some level of remedial activity may be present at a number of the sites. Removal activities have been conducted at several sites and a remedial investigation/feasibility study (RI/FS) is nearing completion at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue its evaluation of the sites as appropriate and necessary.

      Based upon the work performed to date, Indiana Gas has accrued investigation, remediation, groundwater monitoring and related costs for the sites. Estimated costs of certain remedial actions that may likely be required have also been accrued. Costs associated with environmental remedial activities are accrued when such costs are probable and reasonably estimable. Indiana Gas does not believe it can provide an estimate of the reasonably possible total remediation costs for any site prior to completion of an RI/FS and the development of some sense of the timing for implementation of the potential remedial alternatives, to the extent such remediation is required. Accordingly, the total costs which may be incurred in connection with the remediation of all sites, to the extent remediation is necessary, cannot be determined at this time.

      Indiana Gas has been seeking to recover the costs it has incurred and expects to incur relating to the 26 sites from insurance carriers and other potentially responsible parties
      (PRPs). The IURC has determined that these costs are not recoverable from utility customers.

      Indiana Gas has completed the process of identifying PRPs and now has PRP agreements in place covering 19 of the 26 sites. The agreements provide for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the sites. PSI Energy, Inc. is a PRP on all 19 sites. Northern Indiana Public Service Company is a PRP on 5 of the 19 sites. These agreements limit Indiana Gas' share of past and future response costs at these 19 sites to between 20 and 50 percent. Based on the agreements, Indiana Gas has recorded a receivable from PRPs for their unpaid share of the liability for work performed by Indiana Gas to date, as well as accrued Indiana Gas' proportionate share of the estimated cost related to work not yet performed.

      On April 14, 1995, Indiana Gas filed suit in the United States District Court for the Northern District of Indiana, Fort Wayne Division (the District Court) against a number of insurance carriers for payment of claims for investigation and clean-up costs already incurred, as well as for a determination that the carriers are obligated to pay these costs in the future. On October 2, 1996, the District Court granted several motions filed by defendant insurance carriers for summary judgment on a number of issues relating to the insurers' obligations to Indiana Gas under insurance policies issued by these carriers. Indiana Gas appealed all adverse rulings to the United States Court of Appeals for the Seventh Circuit. On April 6, 1998, the appeals court issued a decision vacating the summary judgment and dismissing the District Court action for lack of diversity jurisdiction. The insurers asked the United States Supreme Court to review the Seventh Circuit's decision, however, their petition was denied. Because the District Court's adverse rulings have been vacated, Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage. As of September 30, 1998, Indiana Gas has obtained settlements from some insurance carriers in an aggregate amount of approximately $14.7 million.

      These environmental matters have had no material impact on earnings since costs recorded to date total approximately $15.0 million. While Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

      15.  Affiliate Transactions

      The obligations of Capital Corp., which handles financing for the company and its non-utility subsidiaries, are subject to a support agreement between the company and Capital Corp., under which the company has committed to make payments of interest and principal on Capital Corp.'s securities in the event of default. Under the terms of the support agreement in addition to the cash flow of cash dividends paid to the company by any of its consolidated subsidiaries, the non-utility assets of the company are available as recourse to holders of Capital Corp.'s securities. The carrying value of such non-utility assets reflected in the consolidated financial statements of the company is approximately $73.0 million at September 30, 1998.

      ProLiance began providing natural gas supply and related services to Indiana Gas effective April 1, 1996. Indiana Gas' purchases from ProLiance for resale and for injections into storage for 1998, 1997 and 1996 totaled $269.2 million, $306.1 million and $117.9 million, respectively.

      ProLiance has a standby letter of credit facility with a bank for letters up to $30 million. This facility is secured in part by a support agreement from Indiana Energy. Letters of credit outstanding at September 30, 1998, totaled $.9 million.

      CIGMA, LLC provides materials acquisition and related services that are used by the company and Citizens Gas, as well as similar services for third parties. The company's purchases of these services during 1998 and 1997 totaled $21.3 million and $9.6 million, respectively.

      Indiana Energy is a one-third guarantor of certain surety bond obligations of Energy Systems Group, LLC. Indiana Energy's share totaled $8.1 million at September 30, 1998.

      Amounts owed to affiliates totaled $15.6 million and $21.7 million at September 30, 1998 and 1997, respectively, and are included in Accounts Payable on the Consolidated Balance
      Sheets.

      Amounts due from affiliates totaled $8.7 million at September 30, 1997, and are included in Accounts Receivable on the Consolidated Balance Sheet.

      16.  New Accounting Standards

      For fiscal 1998, the company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which requires the computation of basic and diluted earnings per share. Since the company has a simple capital structure with no outstanding dilutive securities, the computation is the same for both earnings per share amounts. The adoption of this statement had no impact on earnings per share previously reported.

      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in annual and interim financial reports issued to shareholders. This statement becomes effective for the company's 1999 annual financial statements.

      In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement standardizes the disclosure requirements for pensions and other postretirement benefits. It does not change measurement or recognition of amounts related to those plans. The company has adopted the new disclosure requirements of this statement for 1998 (see Note 11).

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement provides guidance primarily on whether costs incurred related to internal use computer software should be capitalized or expensed. This statement is effective for the company in fiscal 2000. The company does not expect this statement to have a material impact on its financial position or results of operations.

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. ProLiance utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. The statement is effective for ProLiance in fiscal 2000. ProLiance has not yet quantified the impact of adopting this statement on its financial position or results of operations.

      17.  Summarized Financial Data (Unaudited)

      Summarized quarterly financial data (in thousands of dollars except per share amounts) for 1998 and 1997 are as follows:



      1998: THREE MONTHS ENDED        DEC. 31  MAR. 31   JUNE 30  SEP. 30
      Operating revenues              $170,335 $163,286  $70,770  $ 62,043
      Operating income (loss)           31,444   36,843    5,223    (4,542)
      Net income (loss)                 18,356   23,142    2,711    (4,005)
      Basic and diluted earnings
      (loss) per average share of
      common stock (1)                $    .61 $    .77  $   .09  $   (.14)

      1997: THREE MONTHS ENDED        DEC. 31  MAR. 31   JUNE 30  SEP. 30(2)
      Operating revenues              $172,481 $215,695  $83,828  $ 58,555
      Operating income (loss)           30,064   41,246   10,233   (44,792)
      Net income (loss)                 17,285   24,349    6,466   (27,597)
      Basic and diluted earnings
       (loss) per average share of
       common stock (1)               $    .58 $    .80  $   .22  $   (.92)

      (1) Adjusted to reflect the four-for-three stock split October 2, 1998
          (see Note 10).
      (2) Reflects the recording of restructuring costs of $39.5 million ($24.5 million after-tax or $.81 per common share), during the fourth quarter of fiscal 1997 (see Note 2).

      Note: Because of the seasonal factors that significantly affect the companies' operations, the results of operations for interim periods within fiscal years are not comparable.


Item 9.        Changes in and Disagreements with Accountants

                  None.

Part III

Item 10.   Directors and Executive Officers of the Registrant

       Except for the list of the executive officers, which can be found in Part I, Item 4(a) of this report, and as noted below, the information required to be shown in this part for Item 10, Directors and Executive Officers of the Registrant is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 3, 1998.


Item 11.   Executive Compensation

       The information required to be shown in this part for
       Item 11, Executive Compensation, is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 3, 1998.

Item 12.   Securities Ownership of Certain Beneficial Owners and
           Management

       The information required to be shown in this part for
       Item 12, Securities Ownership of Certain Beneficial
       Owners and Management is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 3, 1998.

Item 13.   Certain Relationships and Related Transactions

       The information required to be shown in this part for
       Item 13, Certain Relationships and Related Transactions is incorporated by reference here from the registrant's definitive proxy statement. That statement was prepared according to Regulations 14A and S-K and filed electronically with the Securities and Exchange Commission on December 3, 1998.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       The following documents are filed as part of this report:

 (a)-1 Financial Statements
                                                        Location in 10-K

       Report of Independent Public Accountants             Item 8

       Consolidated Statements of Income - 1998,
       1997 and 1996                                        Item 8

       Consolidated Statements of Cash Flows - 1998,
       1997 and 1996                                        Item 8

       Consolidated Balance Sheets at September 30,
       1998 and 1997                                        Item 8

       Consolidated Statements of Common Shareholders'
       Equity - 1998, 1997 and 1996                         Item 8

       Consolidated Schedules of Long-Term Debt
       as of September 30, 1998 and 1997                    Item 8

       Notes to Financial Statements                        Item 8

 (a)-2 Financial Statement Schedules

       Report of Independent Public Accountants on Schedules

       Schedule II.

          Valuation and Qualifying Accounts - 1998, 1997 and 1996

 (a)-3 Exhibits

       See Exhibit Index

  (b)  Reports on Form 8-K

       On July 31, 1998, Indiana Energy filed a Current Report on Form 8-K with respect to board of director authorization for a four-for-three stock split of the issued and outstanding shares of its common stock, and with respect to the release of unaudited summary financial information to the investment community regarding Indiana Energy's consolidated results of operations, financial position and cash flows for the three-, nine- and twelve-month periods ended June 30, 1998. Items reported include:

                Item 5.   Other Events

                Item 7.   Exhibits

                     99  Financial Analyst Report - Third Quarter 1998

       On July 31, 1998, Indiana Gas filed a Current Report on Form 8-K with respect to the release of unaudited summary financial information to the investment community regarding Indiana Energy's consolidated results of operations, financial position and cash flows for the three-, nine- and twelve-month periods ended June 30, 1998. Items reported include:

                Item 5.   Other Events

                Item 7.   Exhibits

                     99  Financial Analyst Report - Third Quarter 1998

       On August 17, 1998, Indiana Energy filed a Current Report on Form 8-K with respect to a press release (dated August
       17, 1998), announcing the formation of Reliant Services, LLC. Items reported include:

                Item 5.   Other Events
                    Press release dated August 17, 1998

       On September 23, 1998, Indiana Energy filed a Current Report on Form 8-K with respect to a press release (dated September 23, 1998), announcing the agreement of Reliant Services, LLC for the purchase of two companies. Items reported include:

                Item 5.   Other Events
                    Press release dated September 23, 1998

       On October 9, 1998, Indiana Energy and Indiana Gas filed a Current Report on Form 8-K with respect to a press release (dated October 9, 1998), announcing the decision by Indiana Gas, Citizens Gas and ProLiance to appeal the October 8, 1998, Indiana Court of Appeals decision regarding ProLiance. Items reported include:

                Item 5.   Other Events
                    Press release dated October 9, 1998

       On October 13, 1998, Indiana Energy filed a Current Report on Form 8-K with respect to a press release (dated October 12, 1998), announcing IEI Investments' commitment to invest $10 million in Haddington Energy Partners, L.P. Items reported include:

                Item 5.   Other Events
                    Press release dated October 12, 1998

       On October 30, 1998, Indiana Energy and Indiana Gas filed a Current Report on Form 8-K with respect to the release of summary financial information to the investment community regarding Indiana Energy's consolidated results of operations, financial position and cash flows for the three- and twelve-month periods ended September 30, 1998. Items reported include:

                Item 5.   Other Events

                Item 7.   Exhibits

                     99  Financial Analyst Report - Fourth Quarter 1998


                             EXHIBIT INDEX

Exhibit No.         Description               Reference

3-A         Amended and Restated         Exhibit 3-A to
            Articles of Incorporation.   Indiana Energy's
                                         Quarterly Report on
                                         Form 10-Q for the
                                         quarterly period
                                         ended December 31,
                                         1997.

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

10-A        Employment Agreement         Exhibit 10-A to
            between Indiana Energy,      Indiana Energy's
            Inc. and Lawrence A.         1997 Annual Report
            Ferger, effective October    on Form 10-K.
            1, 1997.

10-B        Employment Agreement         Exhibit 10-B to
            between Indiana Energy,      Indiana Energy's
            Inc. and Niel C.             1997 Annual Report
            Ellerbrook, effective        on Form 10-K.
            October 1, 1997.

10-C        Employment Agreement         Exhibit 10-C to
            between Indiana Energy,      Indiana Energy's
            Inc. and Paul T. Baker,      1997 Annual Report
            effective October 1, 1997.   on Form 10-K.

10-D        Employment Agreement         Exhibit 10-D to
            between Indiana Energy,      Indiana Energy's
            Inc. and Anthony E. Ard,     1997 Annual Report
            effective October 1, 1997.   on Form 10-K.

10-E        Employment Agreement         Filed herewith.
            between Indiana Energy,
            Inc. and Carl L. Chapman,
            effective October 1, 1997.

10-F        Termination Benefits         Exhibit 10-E to
            Agreement between Indiana    Indiana Energy's
            Energy, Inc. and Lawrence    1997 Annual Report
            A. Ferger as amended and     on Form 10-K.
            restated effective October
            1, 1997.

10-G        Termination Benefits         Exhibit 10-F to
            Agreement between Indiana    Indiana Energy's
            Energy, Inc. and Paul T.     1997 Annual Report
            Baker as amended and         on Form 10-K.
            restated effective October
            1, 1997.

10-H        Termination Benefits         Exhibit 10-G to
            Agreement between Indiana    Indiana Energy's
            Energy, Inc. and Niel C.     1997 Annual Report
            Ellerbrook as amended and    on Form 10-K.
            restated effective October
            1, 1997.

10-I        Termination Benefits         Exhibit 10-H to
            Agreement between Indiana    Indiana Energy's
            Energy, Inc. and Anthony E.  1997 Annual Report
            Ard as amended and restated  on Form 10-K.
            effective October 1, 1997.

10-J        Termination Benefits         Filed herewith.
            Agreement between Indiana
            Energy, Inc. and Carl L.
            Chapman as amended and
            restated effective October
            1, 1997.

10-K        Termination Benefits         Exhibit 10-I to
            Agreement between Indiana    Indiana Energy's
            Energy, Inc. and Timothy M.  1997 Annual Report
            Hewitt as amended and        on Form 10-K.
            restated effective October
            1, 1997.

10-L        Indiana Energy, Inc.         Exhibit 10-J to
            Unfunded Supplemental        Indiana Energy's
            Retirement Plan for a        1997 Annual Report
            Select Group of Management   on Form 10-K.
            Employees as amended and
            restated effective October
            1, 1997.

10-M        Indiana Energy, Inc.         Exhibit 10-K to
            Executive Compensation       Indiana Energy's
            Deferral Plan as amended     1997 Annual Report
            and restated effective       on Form 10-K.
            October 1, 1997.

10-N        Indiana Energy, Inc.         Exhibit 10-A to
            Directors Compensation       Indiana Energy's
            Deferral Plan as amended     Quarterly Report on
            and restated effective May   Form 10-Q for the
            1, 1997.                     quarterly period
                                         ended June 30, 1997.

10-O        Indiana Energy, Inc.         Filed herewith.
            Executive Restricted Stock
            Plan as amended and
            restated effective October
            1, 1998.

10-P        Indiana Energy, Inc. Annual  Exhibit 10-D to
            Management Incentive Plan    Indiana Energy's
            effective October 1, 1987.   1987 Annual Report
                                         on Form 10-K.

10-Q        First Amendment to the       Filed herewith.
            Indiana Energy, Inc. Annual
            Management Incentive Plan
            (set forth in 10-P above)
            effective October 1, 1997.

10-R        Indiana Energy, Inc.         Exhibit 10-B to
            Directors' Restricted Stock  Indiana Energy's
            Plan, as amended and         Quarterly Report on
            restated effective May 1,    Form 10-Q for the
            1997.                        quarterly period
                                         ended June 30, 1997.

10-S        Fundamental Operating        Exhibit 10-B to
            Agreement of ProLiance       Indiana Energy's
            Energy, LLC between IGC      Quarterly Report on
            Energy, Inc. and Citizens    Form 10-Q for the
            By-Products Coal Company,    quarterly period
            effective March 15, 1996.    ended March 31,
                                         1996.

10-T        Formation Agreement among    Exhibit 10-C to
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
            Products Coal Company,
            Citizens Energy Services
            Corporation, and ProLiance
            Energy, LLC, effective
            March 15, 1996.

10-U        Gas Sales and Portfolio      Exhibit 10-C to
            Administration Agreement     Indiana Gas'
            between Indiana Gas          Quarterly Report on
            Company, Inc. and ProLiance  Form 10-Q for the
            Energy, LLC, effective       quarterly period
            March 15, 1996, for          ended March 31,
            services to begin April 1,   1996.
            1996.

10-V        Amended appendices to the    Exhibit 10-R to
            Gas Sales and Portfolio      Indiana Gas'
            Administration Agreement     1997 Annual
            between Indiana Gas          Report on Form
            Company, Inc. and            10-K.
            ProLiance Energy, LLC
            referred to above in
            Exhibit 10-U, effective
            November 1, 1997.

10-W        Exhibit 10-W schedules material gas
            contracts which are in effect between
            Indiana Gas Company, Inc. and suppliers
            other than its affiliate, ProLiance Energy, LLC.



Exh.                                                           Days of            Effect.  Expir.
No.      Type of Contract    Supplier           Contract No.   Wthdrwl.  Dth/Day  Date     Date     Reference
10-W.1   Firm Transportation Panhandle Eastern  P PLT 011716             51,431   5/1/93   3/31/99  6/30/93
                                                                                                    Form 10-Q,
                                                                                                    Exh. 10-A,
                                                                                                    File 1-6494.

10-W.2   Firm Storage        ANR                T,E & S 05787    100     50,000   4/1/92   3/31/02  1992 Form
                                                                                                    10K, Exh.
                                                                                                    10-R,
                                                                                                    File 1-6494.

10-W.3   Firm Storage-
           Related           ANR                T,E & S 05788            50,000   4/1/92   3/31/02  1992 Form
           Transportation                                                                           10K, Exh.
                                                                                                    10-S,
                                                                                                    File 1-6494.


21          Subsidiaries of Indiana Energy, Inc.            Filed herewith.

23          Consent of Independent Public Accountants       Filed herewith.

27          Financial Data Schedule                         Filed herewith.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Indiana Energy, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Item 8, in this Form 10-K, and have issued our report thereon dated October 30, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)-2 are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
Arthur Andersen LLP

Indianapolis, Indiana
October 30, 1998


                                INDIANA ENERGY, INC.
                             AND SUBSIDIARY COMPANIES

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            YEAR ENDED SEPTEMBER 30, 1998
                                     (Thousands)

             Col. A                 Col. B        Col. C             Col. D        Col. E   Col. F
                                                  Additions          Deductions
                                                    (1)       (2)
                                                                     For Purposes
                                    Balance at    Charged to         For Which             Balance at
                                    September 30, Costs and          Reserves      Other   September 30,
           Description              1997          Expenses    Other  Were Created  Changes 1998

RESERVE DEDUCTED FROM APPLICABLE
   ASSETS:
 Reserve for uncollectible accounts $    1,784    $   3,470   $  0   $   4,354     $  0    $    900


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
                                                                     For Purposes
                                    Balance at    Charged to         For Which              Balance at
                                    September 30, Costs and          Reserves      Other    September 30
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

                                      INDIANA ENERGY, INC.



Dated December 18, 1998               /s/ Lawrence A. Ferger
                                      Lawrence A. Ferger,
                                      Chairman and
                                      Chief Executive
                                      Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   Signature                            Title                 Date


/s/ Lawrence A. Ferger              Chairman and
Lawrence A. Ferger                  Chief Executive
                                    Officer               December 18, 1998



/s/ Niel C. Ellerbrook              President,
Niel C. Ellerbrook                  Chief Operating
                                    Officer and Director  December 18, 1998



/s/ Jerome A. Benkert               Vice President and
Jerome A. Benkert                   Controller            December 18, 1998


/s/ Paul T. Baker                   Director              December 18, 1998
Paul T. Baker


/s/ Loren K. Evans                  Director              December 18, 1998
Loren K. Evans


/s/ Otto N. Frenzel III             Director              December 18, 1998
Otto N. Frenzel III


/s/ Anton H. George                 Director              December 18, 1998
Anton H. George


/s/ Don E. Marsh                    Director              December 18, 1998
Don E. Marsh


/s/ William G. Mays                 Director              December 18, 1998
William G. Mays



/s/ Richard P. Rechter              Director              December 18, 1998
Richard P. Rechter


/s/ James C. Shook                  Director              December 18, 1998
James C. Shook


/s/ Jean L. Wojtowicz               Director              December 18, 1998
Jean L. Wojtowicz


/s/ John E. Worthen                 Director              December 18, 1998
John E. Worthen