Form 10-Q
period 1998-12-31
INDIANA ENERGY INC
filed 1999-02-11
CIK 780859

February 11, 1999



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Energy, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
December 31, 1998, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/Douglas S. Schmidt
Douglas S. Schmidt

DSS:tmw

Enclosures


          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value     29,890,736     January 31, 1999
           Class                   Number of shares      Date

                   TABLE OF CONTENTS

Part I - Financial Information

    Consolidated Balance Sheets
      at December 31, 1998, and 1997
      and September 30, 1998

    Consolidated Statements of Income
      Three Months Ended December 31, 1998 and 1997, and Twelve Months Ended December 31, 1998 and 1997

    Consolidated Statements of Cash Flows
      Three Months Ended December 31, 1998 and 1997, and Twelve Months Ended December 31, 1998 and 1997

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 6 - Exhibits and Reports on Form 8-K



                                      INDIANA ENERGY, INC.
                                    AND SUBSIDIARY COMPANIES

                                   CONSOLIDATED BALANCE SHEETS

                                             ASSETS
                                     (Thousands - Unaudited)


                                                              December 31          September 30
                                                           1998         1997           1998

CURRENT ASSETS:
    Cash and cash equivalents                            $     20     $     20       $  9,325
    Accounts receivable, less reserves of $1,749,
        $2,104 and $900 respectively (See Note 12)         28,610       53,544         10,939
    Accrued unbilled revenues                              40,577       46,123          6,453
    Liquefied petroleum gas - at average cost                 892          878            883
    Gas in underground storage - at last-in,
        first-out cost                                     18,150       17,024         19,373
    Prepayments and other                                   6,667        5,162          5,483
                                                           94,916      122,751         52,456

INVESTMENTS IN UNCONSOLIDATED AFFILIATES                   33,336       27,717         32,186

UTILITY PLANT:
    Original cost                                         946,602      922,491        937,977
    Less - accumulated depreciation and amortization      376,133      358,750        370,872
                                                          570,469      563,741        567,105

NONUTILITY PLANT:
    Original cost                                          58,456       45,803         55,225
    Less - accumulated depreciation and amortization       14,219        9,004         12,613
                                                           44,237       36,799         42,612

DEFERRED CHARGES AND OTHER ASSETS:
    Unamortized debt discount and expense                  12,653        8,139         12,954
    Regulatory income tax asset                             1,778            -          1,778
    Other                                                   4,225        6,051          3,259
                                                           18,656       14,190         17,991

                                                         $761,614     $765,198       $712,350


                                         INDIANA ENERGY, INC.
                                      AND SUBSIDIARY COMPANIES

                                     CONSOLIDATED BALANCE SHEETS

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                 (Thousands except shares - Unaudited)


                                                                      December 31       September 30
                                                                   1998         1997        1998
CURRENT LIABILITIES:
    Maturities and sinking fund requirements of long-term debt   $ 10,174     $    272    $ 10,119
    Notes payable                                                  56,475       72,800      33,705
    Accounts payable (See Note 12)                                 29,677       47,324      19,416
    Refundable gas costs                                           14,343       10,333      10,730
    Customer deposits and advance payments                         22,416       19,738      19,229
    Accrued taxes                                                  10,127       19,127       4,728
    Accrued interest                                                4,984        4,361       1,974
    Other current liabilities                                      22,773       25,480      26,319
                                                                  170,969      199,435     126,220

DEFERRED CREDITS AND OTHER LIABILITIES:
    Deferred income taxes                                          60,580       55,736      60,448
    Accrued postretirement benefits other than pensions            26,150       23,744      25,388
    Unamortized investment tax credit                               9,082       10,012       9,313
    Regulatory income tax liability                                     -        1,874           -
    Other                                                           2,157        2,035       2,061
                                                                   97,969       93,401      97,210

COMMITMENTS AND CONTINGENCIES (See Notes 7 & 11)                        -            -           -

CAPITALIZATION:
    Long-term debt                                                183,386      167,859     183,489
    Common stock (no par value) - authorized 200,000,000
        shares - issued and outstanding 29,919,672,
        30,121,850 and 30,063,667 shares, respectively (1)        142,295      146,791     145,586
    Less unearned compensation - restricted stock grants            1,377        1,708       1,207
                                                                  140,918      145,083     144,379
    Retained earnings                                             168,372      159,420     161,052
        Total common shareholders' equity                         309,290      304,503     305,431
                                                                  492,676      472,362     488,920

                                                                 $761,614     $765,198    $712,350


(1) Adjusted to reflect the four-for-three stock split October 2, 1998.


                                      INDIANA ENERGY, INC.
                                    AND SUBSIDIARY COMPANIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                (Thousands except per share data)
                                          (Unaudited)


                                                       Three Months             Twelve Months
                                                     Ended December 31        Ended December 31
                                                    1998         1997          1998       1997
OPERATING REVENUES:
    Utility                                     $  124,947    $  170,132    $ 420,459    $  528,058
    Other                                              294           203          888           356
                                                   125,241       170,335      421,347       528,414
OPERATING EXPENSES:
    Cost of gas (See Note 12)                       67,937       107,052      230,372       319,357
    Other operating                                 19,326        18,020       76,902        78,778
    Restructuring costs (See Note 2)                     -             -            -        39,531
    Depreciation and amortization                    9,915         8,906       38,664        35,417
    Taxes other than income taxes                    4,251         4,913       14,072        17,200
                                                   101,429       138,891      360,010       490,283

OPERATING INCOME                                    23,812        31,444       61,337        38,131

OTHER INCOME:
    Equity in earnings of unconsolidated
        affiliates (See Note 7)                      1,425         1,963        6,688         9,187
    Other - net                                        376           405        2,469         3,274
                                                     1,801         2,368        9,157        12,461

INCOME BEFORE INTEREST AND
    INCOME TAXES                                    25,613        33,812       70,494        50,592

INTEREST EXPENSE                                     4,231         4,661       16,209        17,416

INCOME BEFORE INCOME TAXES                          21,382        29,151       54,285        33,176

INCOME TAXES                                         7,106        10,795       18,161        11,602

NET INCOME                                      $   14,276    $   18,356    $  36,124    $   21,574

AVERAGE COMMON SHARES OUTSTANDING (1)               29,970        30,121       30,078        30,111

BASIC AND DILUTED EARNINGS PER
    AVERAGE SHARE OF COMMON STOCK (1)           $     0.48    $     0.61    $    1.20    $     0.72


(1)  Adjusted to reflect the four-for-three stock split October 2, 1998. See Note 10.



                                            INDIANA ENERGY, INC.
                                          AND SUBSIDIARY COMPANIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Thousands - Unaudited)

                                                            Three Months                Twelve Months
                                                          Ended December 31           Ended December 31
                                                          1998         1997           1998         1997
CASH FLOWS FROM (REQUIRED FOR)
 OPERATING ACTIVITIES:
   Net income                                          $  14,276    $  18,356      $  36,124    $  21,574
   Adjustments to reconcile net income to cash
     provided from operating activities -
       Noncash restructuring costs                             -            -              -       32,838
       Depreciation and amortization                       9,962        8,953         38,851       35,604
       Deferred income taxes                                 132          531          1,192      (12,645)
       Investment tax credit                                (232)        (232)          (930)        (930)
       Gain on sale of assets                                  -            -         (2,102)      (2,923)
       Undistributed earnings of unconsolidated
         affiliates                                       (1,425)      (1,963)        (6,688)      (9,187)
                                                           8,437        7,289         30,323       42,757
       Changes in assets and liabilities -
         Receivables - net                               (51,795)     (68,385)        30,480      (16,821)
         Inventories                                       1,204        2,123         (1,191)      21,223
         Accounts payable, customer deposits, advance
            payments and other current liabilities         9,902       14,797        (17,676)      (3,458)
         Accrued taxes and interest                        8,409       12,200         (8,377)       4,521
         Recoverable/refundable gas costs                  3,613       16,176          4,010       27,282
         Prepayments                                      (1,174)      (1,309)        (1,454)      (3,988)
         Accrued postretirement benefits other
           than pensions                                     762          706          2,406        7,916
         Other - net                                       1,180       (2,985)           203       (2,258)
           Total adjustments                             (19,462)     (19,388)        38,724       77,174
             Net cash flows from (required for)
               operations                                 (5,186)      (1,032)        74,848       98,748

CASH FLOWS FROM (REQUIRED FOR)
 FINANCING ACTIVITIES:
    Repurchase of common stock                            (3,645)           -         (4,834)           -
    Sale of long-term debt                                     -       35,014         60,052       50,062
    Reduction in long-term debt                              (48)     (59,946)       (34,623)     (60,069)
    Net change in short-term borrowings                   22,770       49,000        (16,325)       6,000
    Dividends on common stock                             (6,924)      (6,625)       (27,140)     (26,023)
        Net cash flows from (required for)
           financing activities                           12,153       17,443        (22,870)     (30,030)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                 (16,375)     (16,339)       (66,066)     (70,533)
    Nonutility investments in unconsolidated
        affiliates - net                                    (673)        (100)        (7,035)      (1,350)
    Cash distributions from unconsolidated
        affiliates                                           776            -          7,806            -
    Proceeds from sale of assets                               -            -         13,317        3,000
        Net cash flows required for investing
           activities                                    (16,272)     (16,439)       (51,978)     (68,883)

NET INCREASE (DECREASE) IN CASH                           (9,305)         (28)             -         (165)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                 9,325           48             20          185

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $      20    $      20      $      20    $      20


Indiana Energy, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements

1.  Financial Statements.
    The consolidated financial statements include the accounts of Indiana Energy, Inc. (Indiana Energy or the company) and its wholly and majority-owned subsidiaries, after elimination of intercompany transactions. The company's consolidated financial statements include the operations of its regulated gas distribution subsidiary, Indiana Gas Company, Inc., (Indiana Gas), its nonregulated administrative services provider, IEI Services, LLC, its financing subsidiary, IEI Capital Corp. (Capital Corp.) and its nonutility subsidiaries and investments grouped under its nonregulated subsidiary, IEI Investments, Inc (IEI Investments).

    The nonutility operations of IEI Investments include IGC Energy, Inc. (IGC Energy), Energy Realty, Inc. (Energy Realty), Energy Financial Group, Inc. and IEI Financial Services, LLC, all indirect wholly owned subsidiaries of Indiana Energy, and interests in ProLiance Energy, LLC, CIGMA, LLC, Energy Systems Group, LLC, Pace Carbon Synfuels Investors, L.P., Reliant Services, LLC and Haddington Energy Partners, L.P.

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

    In July 1997, the company advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits. As a result primarily of initial work force reductions during September 1997 and attrition, employees totaled 878 as of December 31, 1998.

    Further, Indiana Gas' management committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at December 31, 1997, and were disposed of later in fiscal 1998.

    In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries. The formation of IEI Services was established by a contribution of $32.2 million of fixed assets at net book value from Indiana Gas, which subsequently dividended its membership interest to Indiana Energy. These assets, which relate to the provision of administrative services, are classified in Non-utility Plant on the Consolidated Balance Sheets. IEI Services provides information technology, financial, human resources, building and fleet services. These services had been provided by Indiana Gas in the past.

3.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash Flows, Indiana Energy considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                          Three Months Ended   Twelve Months Ended
                               December 31         December 31
    Thousands              1998         1997     1998        1997
    Interest (net of
      amount capitalized) $  893       $ 2,593  $13,898    $16,051
    Income taxes          $1,057       $    70  $25,717    $21,921


4.  Utility Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

5.  Gas in Underground Storage.
    Based on the average cost of purchased gas during December 1998, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at December 31, 1998, by approximately
    $7,953,000.

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

    Management believes the decision incorrectly applies the statute and on November 9, 1998, petitioned for transfer of the case to the Indiana Supreme Court. If the Supreme Court does not overturn the Court of Appeals' decision, the matter will be remanded to the IURC for further proceedings. Whether or not the Supreme Court reverses the Court of Appeals' decision, the reasonableness of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed in the consolidated GCA proceeding. Management takes note of the fact that the Court of Appeals has not challenged the IURC findings that the agreements provide significant economic value to customers and are in the public interest. Indiana Gas is continuing to utilize ProLiance for its gas supply.

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

    Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract and Indiana Energy continues to record its proportional share of ProLiance's earnings. Pretax earnings recognized from ProLiance totaled $1.4 million and $1.8 million for the three-month periods ended December 31, 1998 and 1997, respectively. Pretax earnings recognized from ProLiance totaled $7.0 million and $9.2 million for the twelve-month periods ended December 31, 1998 and 1997, respectively. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Affiliates on the Consolidated Statements of Income. Earnings recognized for the twelve months ended December 31, 1997, include $1.9 million of ProLiance's earnings from prior periods which had previously been reserved.

    At December 31, 1998, Indiana Energy has reserved approximately $1.2 million of ProLiance earnings after tax. Total after-tax ProLiance earnings recognized to date approximate $11.0 million. This amount includes earnings from all of ProLiance's business activities, and therefore is believed to be a conservative estimate of the upper risk limit. Resolution of the above proceedings may also impact future operations and earnings contributions from ProLiance. Based on the IURC's findings described above, management believes the ProLiance issues may be resolved near the levels that are already being reserved, and therefore, while these proceedings are pending, does not anticipate changing the level at which it reserves ProLiance earnings. However, no assurance of this outcome can be provided.

8.  Pace Carbon Synfuels Investors, L.P.
    On February 5, 1998, IEI Synfuels, Inc. (IEI Synfuels), a wholly-owned, indirect subsidiary of IEI Investments, purchased one limited partnership unit in Pace Carbon Synfuels Investors, L.P. (Pace Carbon), a Delaware limited partnership formed to develop, own and operate four projects to produce and sell coal-based synthetic fuel. Pace Carbon converts coal fines (small coal particles) into coal pellets that are sold to major coal users such as utilities and steel companies. This process is eligible for federal tax credits under
    Section 29 of the Internal Revenue Code (Code) and the Internal Revenue Service has issued a private letter ruling with respect to the four projects.

    IEI Synfuels has committed an initial investment of $7.5 million in Pace Carbon (of which $5.4 million was paid through December 31, 1998) for an 8.3 percent ownership interest in the partnership. The balance of the initial investment will be paid following the satisfaction by Pace Carbon of certain project milestones regarding the operation of the coal pellet production plants and long-term feedstock acquisition. In addition to its initial investment, IEI Synfuels has a continuing obligation to invest in Pace Carbon up to approximately $43 million, with any such additional investments expected to be funded solely from federal tax credits that are realized from the production and sale of coal pellets by the projects.

    The realization of the tax credits from this investment is dependent upon a number of factors including among others (1) the production facilities must have been in operation by June 30, 1998, (2) adequate coal fines must be available to produce the coal pellets, and (3) the coal pellets must be produced and sold. All four of Pace Carbon's coal-based synthetic fuel production facilities were placed into service by June 30, 1998, and are currently producing and selling pellets in a ramp up mode, while continuing to improve the production process. Generally all pellets produced through December 31, 1998, have been sold. Management believes that significant project benefits, primarily in the form of tax savings and tax credits realized, will be achieved in the future but cannot be assured.

9.  Haddington Energy Partners, L.P.
    On October 9, 1998, IEI Investments committed to invest
    $10 million in Haddington Energy Partners, L.P.
    (Haddington). Haddington, a Delaware limited partnership, plans to raise $100 million to invest in six to eight projects that represent a portfolio of development opportunities, including natural gas gathering and storage and electric power generation.
    Haddington's investment opportunities will focus on acquiring and building on projects in progress rather than start-up ventures. Haddington's initial closing achieved $72 million in commitments. Through December
    31, 1998, IEI Investments had paid approximately
    $300,000 of its commitment in Haddington, with additional amounts to be paid as Haddington's portfolio grows.

10. Common Stock.
    On July 31, 1998, the Board of Directors of Indiana Energy authorized a four-for-three stock split of the issued and outstanding shares of its common stock to shareholders of record on September 18, 1998. The shares were issued on October 2, 1998. All share and per share amounts have been restated for all periods reported to reflect the stock split.

    On July 28, 1995, Indiana Energy's Board of Directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. During the three months ended December 31, 1998, the company repurchased 159,200 shares with an associated cost of $3,645,000.
    Of the 700,000 shares authorized, 406,300 shares remain available for repurchase at December 31, 1998.

11. Environmental Costs.
    Indiana Gas is currently conducting environmental investigations and work at 26 sites that were the locations of former manufactured gas plants. It has been seeking to recover the costs of the investigations and work from insurance carriers and other potentially responsible parties (PRPs). The IURC has determined that these costs are not recoverable from utility customers.

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

    Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers, with the trial scheduled for January of 2000. As of December 31, 1998, Indiana Gas has obtained settlements from other insurance carriers in an aggregate amount of approximately $14.7 million.

    These environmental matters have had no material impact on earnings since costs recorded to date approximate insurance settlements received. While Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

12. Affiliate Transactions.
    The obligations of Capital Corp., which handles financing for the company and its non-utility subsidiaries, are subject to a support agreement between the company and Capital Corp., under which the company has committed to make payments of interest and principal on Capital Corp.'s securities in the event of default. Under the terms of the support agreement in addition to the cash flow of cash dividends paid to the company by any of its consolidated subsidiaries, the non-utility assets of the company are available as recourse to holders of Capital Corp.'s securities. The carrying value of such non-utility assets reflected in the consolidated financial statements of the company is approximately $78.9 million at December 31, 1998.

    ProLiance began providing natural gas supply and related services to Indiana Gas effective April 1, 1996.
    Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three- and twelve-month periods ended December 31, 1998, totaled $67.4 million and $232.2 million, respectively. Indiana Gas' purchases from ProLiance for the three- and twelve-month periods ended December 31, 1997, totaled $104.1 million and $311.7 million, respectively.

    ProLiance has a standby letter of credit facility with a bank for letters up to $30 million. This facility is secured in part by a support agreement from Indiana Energy. Letters of credit outstanding at December 31, 1998, totaled $4.7 million.

    CIGMA, LLC provides materials acquisition and related services that are used by the company. The company's purchases of these services during the three- and twelve-month periods ended December 31, 1998, totaled $5.6 million and $20.3 million, respectively. The company's purchases of these services during the three- and twelve-month periods ended December 31, 1997, totaled $6.6 million and $16.2 million, respectively.

    Indiana Energy is a one-third guarantor of certain surety bond obligations of Energy Systems Group, LLC.
    Indiana Energy's share totaled $8.1 million at December
    31, 1998.

    Amounts owed to affiliates totaled $26.4 million and $35.6 million at December 31, 1998 and 1997, respectively, and are included in Accounts Payable on the Consolidated Balance Sheets.

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

    The nonutility operations of IEI Investments include
IGC Energy, Inc. (IGC Energy), Energy Realty, Inc. (Energy
Realty), Energy Financial Group, Inc. and IEI Financial
Services, LLC, all indirect wholly owned subsidiaries of Indiana Energy, and interests in ProLiance Energy, LLC,
CIGMA, LLC, Energy Systems Group, LLC, Pace Carbon
Synfuels Investors, L.P., Reliant Services, LLC and
Haddington Energy Partners, L.P.

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

                       Earnings
    Income and earnings per average share of common stock for the three- and twelve-month periods ended December 31, 1998, when compared to the same periods one year ago, were as follows:


 (Millions except      Three Months Ended    Twelve Months Ended
  per share amounts)      December 31            December 31
                        1998         1997      1998       1997(1)
  Indiana Gas &
    IEI Services       $13.3        $17.2     $30.0       $13.9
  IEI Investments        1.0          1.2       6.1         7.7
  Net Income           $14.3        $18.4     $36.1       $21.6

  Earnings per
   share (2):
    Indiana Gas &
      IEI Services     $ .44        $ .57     $1.00       $ .46
    IEI Investments      .04          .04       .20         .26
         Total         $ .48        $ .61     $1.20       $ .72

(1)Reflects restructuring costs of $24.5 million after-tax or $.81 per common share at Indiana Gas (see Growth Strategy and Corporate
   Restructuring).
(2)Adjusted to reflect the four-for-three stock split October 2, 1998.


Utility Margin (Utility Operating Revenues Less Utility Cost of Gas)
    Utility margin for the quarter ended December 31, 1998, was $57.0 million compared to $63.1 million for the same period last year. The decrease reflects weather 19 percent warmer than the same period last year and 17 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Utility margin for the twelve-month period ended
December 31, 1998, was $188.6 million compared to $208.3 million for the same period last year. The decrease is primarily attributable to weather 22 percent warmer than the same period last year and 21 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Total system throughput (combined sales and transportation) decreased 13 percent (5.0 MMDth) for the first quarter of fiscal 1999 and 11 percent (14.1 MMDth) for the twelve-month period ended December 31, 1998, compared to the same periods one year ago. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $3.44 for the three-month period ended December 31, 1998, compared to $3.87 for the same period one year ago.
For the twelve-month period, cost of gas per unit decreased to $3.44 in the current period compared to $3.60 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

      Operating Expenses (excluding Cost of Gas)
    Other operating expenses increased $1.3 million for the three-month period ended December 31, 1998, when compared to the same period one year ago due in part to higher labor-related costs, including training costs related to the implementation of the company's new customer information system. Rental expense related to buildings previously owned also contributed to the increase.

    Other operating expenses decreased $1.9 million for the twelve-month period when compared to the same period last year due in part to lower labor-related costs resulting from work force reductions.

    Restructuring costs of $39.5 million (pre-tax) were recorded in the fourth quarter of fiscal 1997 related to the company's implementation of a new growth strategy during that year (see Growth Strategy and Corporate
Restructuring).

    Depreciation and amortization expense increased for the three- and twelve-month periods ended December 31, 1998, when compared to the same periods one year ago due primarily to additions to plant to serve new customers and to maintain dependable service to existing customers.

    Taxes other than income taxes decreased for the three-month period ended December 31, 1998, when compared to the same period one year ago due to lower gross receipts tax expense. Taxes other than income taxes decreased for the twelve-month period due to lower gross receipts tax expense and lower property tax expense.

                     Other Income
    Equity in earnings of unconsolidated affiliates decreased for the three- and twelve-month periods ended
December 31, 1998, when compared to the same periods one year ago due primarily to lower earnings recognized from the company's energy marketing affiliate, ProLiance
Energy, LLC (ProLiance).  Pretax earnings recognized from
ProLiance totaled $1.4 million for the first quarter of fiscal 1999, compared to $1.8 million for the same period one year ago. Pretax earnings recognized from ProLiance for the twelve months ended December 31, 1998, totaled
$7.0 million compared to $9.2 million for the same period last year. Earnings recognized for the twelve months ended December 31, 1997, include $1.9 million of ProLiance's earnings from prior periods which had previously been reserved (see ProLiance Energy, LLC).

    Other-net decreased for the twelve-month period ended
December 31, 1998, when compared to the same period one year ago due primarily to the gain on the sale of certain nonutility assets by IGC Energy reflected in the prior period.

                   Interest Expense
    Interest expense decreased for the three- and twelve-month periods ended December 31, 1998, when compared to the same periods one year ago due primarily to decreases in interest rates.

                     Income Taxes
    Federal and state income taxes decreased for the three-month period ended December 31, 1998, while increasing for the twelve-month period when compared to the same periods one year ago due to changes in taxable income.

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

     In July 1997, the company advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana
Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the work force reductions. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits. As a result primarily of initial work force reductions during September 1997 and attrition, employees totaled 878 as of December 31, 1998.

     Further, Indiana Gas' management committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at December 31, 1997, and were disposed of later in fiscal 1998.

     In October 1997, Indiana Energy formed a new business unit, IEI Services, LLC (IEI Services), to provide support services to Indiana Energy and its subsidiaries. The formation of IEI Services was established by a contribution of $32.2 million of fixed assets at net book value from Indiana Gas, which subsequently dividended its membership interest to Indiana Energy. These assets, which relate to the provision of administrative services, are classified in Non-utility Plant on the Consolidated Balance Sheets.
IEI Services provides information technology, financial, human resources, building and fleet services. These services had been provided by Indiana
Gas in the past.

     As a result of the restructuring, the company has realized reductions in operating costs which should help the company to be more successful in an increasingly competitive energy marketplace.

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

    Management believes the decision incorrectly applies the statute and on November 9, 1998, petitioned for transfer of the case to the Indiana Supreme Court. If the Supreme Court does not overturn the Court of Appeals' decision, the matter will be remanded to the IURC for further proceedings. Whether or not the Supreme Court reverses the Court of Appeals' decision, the reasonableness of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed in the consolidated GCA proceeding. Management takes note of the fact that the Court of Appeals has not challenged the IURC findings that the agreements provide significant economic value to customers and are in the public interest. Indiana Gas is continuing to utilize ProLiance for its gas supply.

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

    Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract and Indiana Energy continues to record its proportional share of ProLiance's earnings. Pretax earnings recognized from ProLiance totaled $1.4 million and $1.8 million for the three-month periods ended December 31, 1998 and 1997, respectively. Pretax earnings recognized from ProLiance totaled $7.0 million and $9.2 million for the twelve-month periods ended December 31, 1998 and 1997, respectively.
Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Affiliates on the Consolidated Statements of Income. Earnings recognized for the twelve months ended December 31, 1997, include $1.9 million of ProLiance's earnings from prior periods which had previously been reserved.

    At December 31, 1998, Indiana Energy has reserved approximately $1.2 million of ProLiance earnings after tax. Total after-tax ProLiance earnings recognized to date approximate $11.0 million. This amount includes earnings from all of ProLiance's business activities, and therefore is believed to be a conservative estimate of the upper risk limit. Resolution of the above proceedings may also impact future operations and earnings contributions from ProLiance. Based on the IURC's findings described above, management believes the ProLiance issues may be resolved near the levels that are already being reserved, and therefore, while these proceedings are pending, does not anticipate changing the level at which it reserves ProLiance earnings. However, no assurance of this outcome can be provided.

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

     IEI Synfuels has committed an initial investment of $7.5 million in Pace Carbon (of which $5.4 million was paid through December 31, 1998) for an 8.3 percent ownership interest in the partnership. The balance of the initial investment will be paid following the satisfaction by Pace Carbon of certain project milestones regarding the operation of the coal pellet production plants and long-term feedstock acquisition.
In addition to its initial investment, IEI Synfuels has a continuing obligation to invest in Pace Carbon up to approximately $43 million, with any such additional investments expected to be funded solely from federal tax credits that are realized from the production and sale of coal pellets by the projects.

     The realization of the tax credits from this investment is dependent upon a number of factors including among others (1) the production facilities must have been in operation by June 30, 1998, (2) adequate coal fines must be available to produce the coal pellets, and (3) the coal pellets must be produced and sold. All four of Pace Carbon's coal-based synthetic fuel production facilities were placed into service by June 30, 1998, and are currently producing and selling pellets in a ramp up mode, while continuing to improve the production process. Generally all pellets produced through December 31, 1998, have been sold. Management believes that significant project benefits, primarily in the form of tax savings and tax credits realized, will be achieved in the future but cannot be assured.

           Haddington Energy Partners, L.P.
     On October 9, 1998, IEI Investments committed to invest $10 million in Haddington Energy Partners, L.P.
(Haddington). Haddington, a Delaware limited partnership, plans to raise $100 million to invest in six to eight projects that represent a portfolio of development opportunities, including natural gas gathering and storage and electric power generation.
Haddington's investment opportunities will focus on acquiring and building on projects in progress rather than start-up ventures. Haddington's initial closing achieved $72 million in commitments. Through December
31, 1998, IEI Investments had paid approximately
$300,000 of its commitment in Haddington, with additional amounts to be paid as Haddington's portfolio grows.

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

     The company has evaluated the Year 2000 readiness of all IT hardware and software including the mainframe, network, servers, personal computers, system and application software and telecommunications. Almost all hardware was found to be in compliance as a result of projects conducted in 1997 and 1998. Replacements of major customer information and billing systems, which had already begun in 1997, were placed into service in January 1999. These new systems, driven by the need for additional functionality and business flexibility, were also designed to be Year 2000 compliant. Other maintenance and project activities conducted in 1998 and scheduled for 1999 have been initiated to bring the remaining software environment into compliance. The projects include replacements, upgrades and rewrites. The company's plan for IT items includes the following phases and timeline: (a) Assessment - completed in 1998, (b) Strategy - completed in 1998 and (c) Design, Implementation, Testing and Validation - in process and to be substantially completed by June 30, 1999. The company has not found it necessary to postpone work on any other critical IT projects because of efforts to achieve Year 2000 compliance.

     Non-IT systems with embedded microcontrollers or microchips are being evaluated to determine if they are Year 2000 compliant. These systems include buildings, transportation, monitoring equipment, process controls, engineering and construction. The internal assessment process has generally been completed, and few compliance issues have been found to date. These consist primarily of needed software upgrades for equipment in the gas control system. It is anticipated these upgrades will be installed by July of 1999.

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

     Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers, with the trial scheduled for January of 2000. As of December 31, 1998, Indiana
Gas has obtained settlements from other insurance carriers in an aggregate amount of approximately $14.7 million.

     These environmental matters have had no material impact on earnings since costs recorded to date approximate insurance settlements received. While
Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

Liquidity and Capital Resources

    Consolidated capitalization objectives for Indiana
Energy are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt, but may vary from time to time, depending on particular business opportunities.
Indiana Energy's common equity component was 62 percent of total capitalization at December 31, 1998. The long-term debt of Indiana Energy is currently rated Aa3 by Moody's
Investors Service and A+ by Standard & Poor's Corporation.

    Because of its current capital structure, the company has the ability to issue additional long-term debt, if necessary, to fund nonutility investments or for other corporate purposes and still meet its capitalization objectives. This is particularly important as it relates to its growth strategy which provides for, among other things, expansion of its nonutility operations.

    On July 31, 1998, the Board of Directors of Indiana
Energy authorized a four-for-three stock split of the issued and outstanding shares of its common stock to shareholders of record on September 18, 1998. The shares were issued on October 2, 1998.

    On July 28, 1995, Indiana Energy's Board of Directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. During the three months ended December 31, 1998, the company repurchased
159,200 shares with an associated cost of $3,645,000. Of the 700,000 shares authorized, 406,300 shares remain available for repurchase at December 31, 1998.

    Indiana Gas' capitalization objectives, which are 55-
65 percent common equity and preferred stock and 35-45 percent long-term debt, remain unchanged from prior years.
Indiana Gas' common equity component was 56 percent of its total capitalization at December 31, 1998.

    New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 1999 are estimated at $66.8 million of which $16.4 million have been expended during the three-month period ended December 31, 1998. For the twelve months ended December 31, 1998, capital expenditures totaled $66.1 million.

    Nonutility investments and commitments, excluding the continuing obligation to invest in Pace Carbon as previously discussed, totaled approximately $10.0 million and $18.0 million for the three- and twelve-month periods ended December 31, 1998.

    Indiana Gas' long-term goal is to internally fund at least 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa2 by Moody's Investors Service and AA-by Standard & Poor's Corporation. For the twelve months ended December 31, 1998, 59 percent of Indiana Gas' capital expenditures was funded internally (i.e. from utility income less dividends plus charges to utility income not requiring funds).

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

Item 1.    Legal Proceedings

   See Note 7 of the Notes to Consolidated Financial
Statements for discussion of litigation matters relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas.

   See Note 11 of the Notes to Consolidated Financial
Statements for litigation matters involving insurance carriers pertaining to Indiana Gas' former manufactured gas plants and storage facilities.



Item 6.    Exhibits and Reports on Form 8-K

       (a)  Exhibits

           10-A Employment Agreement between
                Indiana Energy, Inc. and Lawrence
                A. Ferger, effective January 1,
                1999, filed herewith.

           10-B Employment Agreement between
                Indiana Energy, Inc. and Niel C.
                Ellerbrook, effective January 1,
                1999, filed herewith.

           10-C Employment Agreement between
                Indiana Energy, Inc. and Paul T.
                Baker, effective January 1, 1999,
                filed herewith.

           10-D Employment Agreement between
                Indiana Energy, Inc. and Anthony
                E. Ard, effective January 1, 1999,
                filed herewith.

           10-E Employment Agreement between
                Indiana Energy, Inc. and Carl L.
                Chapman, effective January 1,
                1999, filed herewith.

           10-F Employment Agreement between
                Indiana Energy, Inc. and Timothy
                M. Hewitt, effective January 1,
                1999, filed herewith.

           10-G Indiana Energy, Inc. Unfunded
                Supplemental Retirement Plan for a
                Select Group of Management
                Employees as amended and restated
                effective December 1, 1998, filed
                herewith.

           10-H Indiana Energy, Inc. Nonqualified
                Deferred Compensation Plan
                effective January 1, 1999, filed
                herewith.

           10-I Amendment to the Indiana Energy,
                Inc. Executive Restricted Stock
                Plan effective December 1, 1998,
                filed herewith.

           10-J Amendment to the Indiana Energy,
                Inc. Directors' Restricted Stock
                Plan effective December 1, 1998,
                filed herewith.

           27   Financial Data Schedule, filed herewith.

       (b)On October 9, 1998, Indiana Energy and
          Indiana Gas filed a Current Report on Form 8-
          K with respect to a press release (dated
          October 9, 1998), announcing the decision by Indiana Gas, Citizens Gas and ProLiance to appeal the October 8, 1998, Indiana Court of
          Appeals decision regarding ProLiance. Items reported include:

                Item 5.   Other Events
                    Press release dated October 9,1998

          On October 13, 1998, Indiana Energy filed a
          Current Report on Form 8-K with respect to a press release (dated October 12, 1998), announcing IEI Investments' commitment to invest $10 million in Haddington Energy
          Partners, L.P.  Items reported include:

                Item 5.   Other Events
                    Press release dated October 12,1998

          On October 30, 1998, Indiana Energy and
          Indiana Gas filed a Current Report on Form 8-
          K with respect to the release of summary financial information to the investment community regarding Indiana Energy's consolidated results of operations, financial position and cash flows for the three- and twelve-month periods ended September 30,
          1998.  Items reported include:

                Item 5.   Other Events

                Item 7.   Exhibits

                   99 Financial Analyst Report - Fourth
                                                 Quarter 1998

          On January 27, 1999, Indiana Energy and
          Indiana Gas filed a Current Report on Form 8-
          K with respect to the release of summary financial information to the investment community regarding Indiana Energy's consolidated results of operations, financial position and cash flows for the three- and twelve-month periods ended December 31, 1998.
          Items reported include:

                Item 5.   Other Events

                Item 7.   Exhibits

                   99 Financial Analyst Report - First Quarter 1999

                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDIANA ENERGY, INC.
                                    Registrant


Dated February 11, 1999  /s/Niel C.Ellerbrook
                         Niel C. Ellerbrook
                         President and Chief Operating Officer



Dated February 11, 1999  /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Vice President and Controller