Form 10-Q
period 1999-03-31
INDIANA ENERGY INC
filed 1999-05-13
CIK 780859

May 13, 1999



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Energy, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
March 31, 1999, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/Douglas S. Schmidt
Douglas S. Schmidt

DSS:tmw

Enclosures


          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value     29,786,555      April 30, 1999
              Class               Number of shares        Date


                   TABLE OF CONTENTS


Part I - Financial Information

    Item 1 - Financial Statements

      Consolidated Balance Sheets
        at March 31, 1999, and 1998
        and September 30, 1998

      Consolidated Statements of Income
          Three Months Ended March 31, 1999 and 1998,
          Six Months Ended March 31, 1999 and 1998, and Twelve Months Ended March 31, 1999 and 1998

      Consolidated Statements of Cash Flows
        Six Months Ended March 31, 1999 and 1998, and Twelve Months Ended March 31, 1999 and 1998

      Notes to Consolidated Financial Statements

    Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

    Item 3 - Quantitative and Qualitative Disclosures about
             Market Risk

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 4 - Submission of Matters to a Vote of Security
             Holders

    Item 6 - Exhibits and Reports on Form 8-K


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                                   INDIANA ENERGY, INC.
                                 AND SUBSIDIARY COMPANIES

                                CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                (Thousands - Unaudited)



                                                           March 31               September 30
                                                      1999         1998              1998

CURRENT ASSETS:
    Cash and cash equivalents                      $   2,164    $  24,147         $   9,325
    Accounts receivable, less reserves of $2,660,
        $2,565 and $900 respectively                  42,454       43,451            10,939
    Accrued unbilled revenues                         23,603       23,275             6,453
    Liquefied petroleum gas - at average cost            808          868               883
    Gas in underground storage - at last-in,
        first-out cost                                 6,106          904            19,373
    Prepayments and other                              6,351        5,201             5,483
                                                      81,486       97,846            52,456

INVESTMENTS IN UNCONSOLIDATED AFFILIATES              39,022       30,396            32,186

UTILITY PLANT:
    Original cost                                    958,685      935,390           937,977
    Less - accumulated depreciation and
        amortization                                 384,207      366,936           370,872
                                                     574,478      568,454           567,105

NONUTILITY PLANT:
    Original cost                                     61,412       48,264            55,225
    Less - accumulated depreciation and
        amortization                                  15,616       10,128            12,613
                                                      45,796       38,136            42,612

DEFERRED CHARGES AND OTHER ASSETS:
    Unamortized debt discount and expense             12,419       12,649            12,954
    Regulatory income tax asset                        1,778            -             1,778
    Other                                              6,388        5,813             4,466
                                                      20,585       18,462            19,198

                                                   $ 761,367    $ 753,294         $ 713,557





                                INDIANA ENERGY, INC.
                              AND SUBSIDIARY COMPANIES

                            CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                       (Thousands except shares - Unaudited)


                                                                   March 31           September 30
                                                               1999       1998             1998
CURRENT LIABILITIES:
    Maturities and sinking fund requirements of
       long-term debt                                       $  10,174    $     272        $  10,119
    Notes payable                                              31,579       80,100           33,705
    Accounts payable (See Note 12)                             28,621       26,957           19,416
    Refundable gas costs                                       28,013       19,282           10,730
    Customer deposits and advance payments                      8,758        9,118           19,229
    Accrued taxes                                              18,044       22,104            4,728
    Accrued interest                                            1,425        1,687            1,974
    Other current liabilities                                  22,909       26,769           26,319
                                                              149,523      186,289          126,220

DEFERRED CREDITS AND OTHER LIABILITIES:
    Deferred income taxes                                      60,712       56,266           60,448
    Accrued postretirement benefits other than pensions        26,914       24,450           25,388
    Unamortized investment tax credit                           8,849        9,779            9,313
    Regulatory income tax liability                                 -        1,874                -
    Other                                                       5,556        5,258            4,994
                                                              102,031       97,627          100,143

COMMITMENTS AND CONTINGENCIES (See Notes 7 & 11)                    -            -                -

CAPITALIZATION:
    Long-term debt                                            183,375      149,873          183,489
    Common stock (no par value) - authorized 200,000,000
        shares - issued and outstanding 29,792,755,
        30,126,017 and 30,063,667 shares, respectively (1)    136,866      143,595          142,653
    Retained earnings                                         189,572      175,910          161,052
        Total common shareholders' equity                     326,438      319,505          303,705
                                                              509,813      469,378          487,194

                                                            $ 761,367    $ 753,294        $ 713,557


(1) Adjusted to reflect the four-for-three stock split October 2, 1998.





                             INDIANA ENERGY, INC.
                           AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands except per share data)
                                (Unaudited)


                                                  Three Months               Six Months
                                                 Ended March 31            Ended March 31
                                                1999       1998           1999       1998
OPERATING REVENUES:
    Utility                                  $ 161,484    $ 163,131    $ 286,431    $ 333,263
    Other                                          355          155          649          358
                                               161,839      163,286      287,080      333,621
OPERATING EXPENSES:
    Cost of gas (See Note 12)                   83,993       92,724      151,930      199,776
    Other operating                             19,061       19,580       38,387       37,600
    Depreciation and amortization                9,839        9,396       19,754       18,302
    Taxes other than income taxes                4,839        4,743        9,090        9,656
                                               117,732      126,443      219,161      265,334

OPERATING INCOME                                44,107       36,843       67,919       68,287

OTHER INCOME:
    Equity in earnings of unconsolidated
        affiliates (See Note 7)                  4,294        3,822        5,719        5,785
    Other - net                                    381          476          757          881
                                                 4,675        4,298        6,476        6,666

INCOME BEFORE INTEREST AND
    INCOME TAXES                                48,782       41,141       74,395       74,953

INTEREST EXPENSE                                 4,297        4,538        8,528        9,199

INCOME BEFORE INCOME TAXES                      44,485       36,603       65,867       65,754

INCOME TAXES                                    16,382       13,461       23,488       24,256

NET INCOME                                   $  28,103    $  23,142    $  42,379    $  41,498

AVERAGE COMMON SHARES OUTSTANDING (1)           29,808       30,125       29,908       30,123

BASIC AND DILUTED EARNINGS PER AVERAGE
    SHARE OF COMMON STOCK (1)                $    0.94    $    0.77    $    1.42    $    1.38

(1) Adjusted to reflect the four-for-three stock split October 2, 1998. See Note 10.





                                   INDIANA ENERGY, INC.
                                AND SUBSIDIARY COMPANIES

                           CONSOLIDATED STATEMENTS OF INCOME
                           (Thousands except per share data)
                                        (Unaudited)


                                                                           Twelve Months
                                                                           Ended March 31
                                                                          1999        1998
OPERATING REVENUES:
    Utility                                                            $ 418,812    $ 475,494
    Other                                                                  1,076          511
                                                                         419,888      476,005
OPERATING EXPENSES:
    Cost of gas (See Note 12)                                            221,641      272,117
    Other operating                                                       76,370       77,780
    Restructuring costs (See Note 2)                                           -       39,531
    Depreciation and amortization                                         39,107       35,999
    Taxes other than income taxes                                         14,169       16,886
                                                                         351,287      442,313

OPERATING INCOME                                                          68,601       33,692

OTHER INCOME:
    Equity in earnings of unconsolidated
        affiliates (See Note 7)                                            7,160       11,195
    Other - net                                                            2,379        3,536
                                                                           9,539       14,731

INCOME BEFORE INTEREST AND
    INCOME TAXES                                                          78,140       48,423

INTEREST EXPENSE                                                          15,974       17,420

INCOME BEFORE INCOME TAXES                                                62,166       31,003

INCOME TAXES                                                              21,081       10,636

NET INCOME                                                             $  41,085    $  20,367

AVERAGE COMMON SHARES OUTSTANDING (1)                                     30,008       30,116

BASIC AND DILUTED EARNINGS PER AVERAGE
    SHARE OF COMMON STOCK (1)                                          $    1.37    $    0.68


(1) Adjusted to reflect the four-for-three stock split October 2, 1998. See Note 10.





                             INDIANA ENERGY, INC.
                           AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Thousands - Unaudited)

                                                              Six Months                Twelve Months
                                                            Ended March 31              Ended March 31
                                                          1999         1998           1999         1998
CASH FLOWS FROM (REQUIRED FOR)
 OPERATING ACTIVITIES:
   Net income                                          $  42,379    $  41,498      $  41,085    $  20,367
   Adjustments to reconcile net income to cash
     provided from operating activities -
       Noncash restructuring costs                             -            -              -       32,838
       Depreciation and amortization                      19,815       18,302         39,261       35,999
       Deferred income taxes                                 264        1,061            794      (12,672)
       Investment tax credit                                (465)        (465)          (930)        (930)
       Gain on sale of assets                                  -            -         (2,102)      (2,923)
       Undistributed earnings of unconsolidated
            affiliates                                    (5,719)      (5,785)        (7,160)     (11,195)
                                                          13,895       13,113         29,863       41,117
       Changes in assets and liabilities -
         Receivables - net                               (48,665)     (35,444)           669        4,219
         Inventories                                      13,299       18,181         (5,154)       3,153
         Accounts payable, customer deposits, advance
            payments and other current liabilities        (4,676)     (14,901)        (2,556)         447
         Accrued taxes and interest                       12,767       12,503         (4,322)       1,266
         Recoverable/refundable gas costs                 17,283       25,125          8,731       34,379
         Prepayments                                        (825)      (1,276)        (1,138)      (4,190)
         Accrued postretirement benefits other than
            pensions                                       1,526        1,412          2,464        7,699
         Other - net                                         583       (4,897)         1,612       (3,034)
           Total adjustments                               5,187       13,816         30,169       85,056
             Net cash flows from (required for)
                 operations                               47,566       55,314         71,254      105,423

CASH FLOWS FROM (REQUIRED FOR)
 FINANCING ACTIVITIES:
    Repurchase of common stock                            (5,857)           -         (7,046)           -
    Sale of long-term debt                                     -       50,028         45,052       65,060
    Reduction in long-term debt                              (59)     (92,946)        (1,648)     (93,069)
    Net change in short-term borrowings                   (2,126)      56,300        (48,521)      37,800
    Dividends on common stock                            (13,829)     (13,251)       (27,419)     (26,258)
        Net cash flows from (required for)
            financing activities                         (21,871)         131        (39,582)     (16,467)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                 (32,132)     (32,873)       (65,289)     (68,104)
    Nonutility investments in unconsolidated
        affiliates - net                                  (2,131)      (3,211)        (5,382)      (4,461)
    Cash distributions from unconsolidated affiliates      1,407        4,738          3,699        4,738
    Proceeds from sale of assets                               -            -         13,317        3,000
        Net cash flows required for investing
            activities                                   (32,856)     (31,346)       (53,655)     (64,827)

NET INCREASE (DECREASE) IN CASH                           (7,161)      24,099        (21,983)      24,129

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                 9,325           48         24,147           18

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   2,164    $  24,147      $   2,164    $  24,147




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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, during the second quarter of 1999, the company implemented a new customer information system. In connection with the conversion process, at March 31, 1999, certain estimates were made in the recording of revenues which are believed to be reasonable.

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

    In July 1997, the company advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the involuntary terminations planned under the company's specific near-term employee reduction plan, which was scheduled for completion by the end of fiscal 1999. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits. As a result of initial work force reductions during September 1997 and primarily attrition thereafter, employees totaled 866 as of March 31, 1999. This reduced employee count achieved most of the reductions contemplated during the 2 year period for which the restructuring accrual had been established. During the second quarter of fiscal 1999, the company reviewed its remaining accruals for costs associated with the work force reductions. Taking into consideration an unexpectedly high level of voluntary terminations and the staffing implications related to significant process change associated with the company's recently implemented new customer information system, the company determined that no additional significant work force reductions were likely to occur during the remainder of fiscal 1999, and accordingly, that an adjustment to reverse the remaining severance accrual was necessary. As a result, the severance accrual and other operating expenses were reduced by $1.3 million during the second quarter of fiscal 1999.

    Indiana Gas' management also committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at March 31, 1998, and were disposed of later in fiscal 1998.

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

3.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash Flows, Indiana Energy considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


                            Six Months Ended    Twelve Months Ended
                                March 31              March 31
    Thousands               1999       1998     1999         1998
    Interest (net of
      amount capitalized) $ 7,704     $ 9,072  $14,230     $16,405
    Income taxes          $12,076     $11,070  $25,736     $20,906


4.  Utility Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

5.  Gas in Underground Storage.
    Based on the average cost of purchased gas during March
    1999, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at March 31, 1999, by approximately $2,778,000.

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

    On September 12, 1997, the Indiana Utility Regulatory Commission (IURC) issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained by ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional review in the gas cost adjustment (GCA) process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

    The IURC's September 12, 1997, decision was appealed to the Indiana Court of Appeals by certain Petitioners including the Indiana Office of Utility Consumer Counselor, the Citizens Action Coalition of Indiana and a small group of large-volume customers. On October 8, 1998, the Indiana Court of Appeals issued a decision which reversed and remanded the case to the IURC with instructions that the gas supply agreements be disapproved. The basis for the decision was that because the gas supply agreements provide for index based pricing of gas commodity sold by ProLiance to the utilities, the gas supply agreements should have been the subject of an application for approval of an alternative regulatory plan under Indiana statutory law.

    Management believes the Court of Appeals incorrectly applied the alternative regulation statute. On April 22, 1999, the Indiana Supreme Court granted management's petition for transfer of the case and will now consider the appeal of the IURC's decision and issue its own decision on the merits of the appeal at a later date.
    By granting transfer, the Supreme Court has vacated the Court of Appeals' decision.

    If the Supreme Court reverses the IURC's decision , the case will be remanded to the IURC for further proceedings regarding the public interest in the gas supply agreements. If the Supreme Court affirms the IURC's decision, the reasonableness of certain of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed by the IURC in the consolidated GCA proceeding. The existence of significant benefits to the utilities and their customers resulting from ProLiance's services has not been challenged on appeal. Indiana Gas is continuing to utilize ProLiance for its gas supply.

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

    Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract and Indiana Energy continues to record its proportional share of ProLiance's earnings. Pretax earnings recognized from ProLiance totaled $5.0 million and $3.9 million for the three-month periods ended March 31, 1999 and 1998, respectively. Pretax earnings recognized from ProLiance totaled $6.4 million and $5.7 million for the six-month periods ended March 31, 1999 and 1998, respectively. Pretax earnings recognized from ProLiance totaled $8.1 million and $11.2 million for the twelve-month periods ended March 31, 1999 and 1998, respectively. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Affiliates on the Consolidated Statements of Income. Earnings recognized for the twelve months ended March 31, 1998, include $4.2 million of ProLiance's earnings from prior periods which had previously been reserved.

    At March 31, 1999, Indiana Energy has reserved approximately $1.6 million of ProLiance earnings after tax. Total after-tax ProLiance earnings recognized to date approximate $14.1 million. This amount includes earnings from all of ProLiance's business activities, and therefore is believed to be a conservative estimate of the upper risk limit. Resolution of the above proceedings may also impact future operations and earnings contributions from ProLiance. Based on the IURC's findings described above, management believes the ProLiance issues may be resolved near the levels that are already being reserved, and therefore, while these proceedings are pending, does not anticipate changing the level at which it reserves ProLiance earnings. However, no assurance of this outcome can be provided.

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

    IEI Synfuels has committed an initial investment of $7.5 million in Pace Carbon (of which $5.9 million was paid through March 31, 1999) for an 8.3 percent ownership interest in the partnership. The balance of the initial investment will be paid following the satisfaction by Pace Carbon of certain project milestones regarding the operation of the coal pellet production plants and long-term feedstock acquisition. In addition to its initial investment, IEI Synfuels has a continuing obligation to invest in Pace Carbon up to approximately $43 million, with any such additional investments expected to be funded solely from federal tax credits that are realized from the production and sale of coal pellets by the projects.

    The realization of the tax credits from this investment is dependent upon a number of factors including among others (1) the production facilities must have been in operation by June 30, 1998, (2) adequate coal fines must be available to produce the coal pellets, and (3) the coal pellets must be produced and sold. All four of Pace Carbon's coal-based synthetic fuel production facilities were placed into service by June 30, 1998, and are currently producing and selling pellets in an extended ramp up mode. Further enhancements to the production process are expected to continue through the remainder of fiscal 1999.

    Generally all pellets produced through March 31, 1999, have been sold. However, due to a deterioration in the United States coal export market, domestic companies' coal supplies and capacities are up, which in turn has reduced the demand and created some price pressure for Pace Carbon's coal-based synthetic product. Management does not believe that the extended time required to make necessary production process enhancements nor the current coal market conditions will significantly affect the long-term success of the projects. Accordingly, management continues to believe that significant project benefits, primarily in the form of tax savings and tax credits realized, will be achieved in the future, however, no assurance can be given.

9.  Haddington Energy Partners, L.P.
    On October 9, 1998, IEI Investments committed to invest $10 million in Haddington Energy Partners, L.P. (Haddington). Haddington, a Delaware limited partnership, plans to raise up to $100 million to invest in six to eight projects that represent a portfolio of development opportunities, including natural gas gathering and storage and electric power generation. Haddington's investment opportunities will focus on acquiring and building on projects in progress rather than start-up ventures. Haddington's first investment is a high-deliverability gas storage project which is under development. Through March 31, 1999, Haddington has achieved $77 million in commitments. Through March 31, 1999, IEI Investments had paid approximately $1,000,000 of its commitment in Haddington, with additional amounts to be paid as Haddington's portfolio grows.

10. Common Stock.
    On July 31, 1998, the Board of Directors of Indiana Energy authorized a four-for-three stock split of the issued and outstanding shares of its common stock to shareholders of record on September 18, 1998. The shares were issued on October 2, 1998. All share and per share amounts have been restated for all periods reported to reflect the stock split.

    On July 28, 1995, Indiana Energy's Board of Directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. During the three months ended March 31, 1999, the company repurchased 104,900 shares with an associated cost of $2,213,000. For the six-month period ended March 31, 1999, 264,100 shares were repurchased with an associated cost of $5,857,000. Of the 700,000 shares authorized, 301,400 shares remain available for repurchase at March 31, 1999.

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

    Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers, with the trial scheduled for January of 2000. As of March 31, 1999, Indiana Gas has obtained settlements from other insurance carriers in an aggregate amount of approximately $14.7 million.

    These environmental matters have had no material impact on earnings since costs recorded to date approximate insurance settlements received. While Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

12. Affiliate Transactions.
    The obligations of Capital Corp., which handles financing for the company and its non-utility subsidiaries, are subject to a support agreement between the company and Capital Corp., under which the company has committed to make payments of interest and principal on Capital Corp.'s securities in the event of default. Under the terms of the support agreement in addition to the cash flow of cash dividends paid to the company by any of its consolidated subsidiaries, the non-utility assets of the company are available as recourse to holders of Capital Corp.'s securities. The carrying value of such non-utility assets reflected in the consolidated financial statements of the company is approximately $85.5 million at March 31, 1999.

    ProLiance began providing natural gas supply and related services to Indiana Gas effective April 1, 1996.
    Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three-, six- and twelve-month periods ended March 31, 1999, totaled $71.7 million, $139.1 million and $229.6 million, respectively. Indiana Gas' purchases from ProLiance for the three-, six- and twelve-month periods ended March 31, 1998, totaled $74.6 million, $178.7 million and $286.3 million, respectively.

    ProLiance has a standby letter of credit facility with a bank for letters up to $30 million. This facility is secured in part by a support agreement from Indiana Energy. Letters of credit outstanding at March 31, 1999, totaled $4.9 million.

    CIGMA, LLC provides materials acquisition and related services that are used by the company. The company's purchases of these services during the three-, six- and twelve-month periods ended March 31, 1999, totaled $4.5 million, $10.1 million and $18.3 million, respectively.
    The company's purchases of these services during the three-, six- and twelve-month periods ended March 31, 1998, totaled $6.5 million, $13.1 million and $22.7 million, respectively.

    Indiana Energy is a one-third guarantor of certain surety bond obligations of Energy Systems Group, LLC.
    Indiana Energy's share totaled $8.2 million at March 31,
    1999.

    Amounts owed to affiliates totaled $20.0 million and $22.0 million at March 31, 1999 and 1998, respectively, and are included in Accounts Payable on the Consolidated
    Balance Sheets.

13. Reclassifications.
    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.


Indiana Energy, Inc. and Subsidiary Companies
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

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

                       Earnings
    Income and earnings per average share of common stock for the three-, six- and twelve-month periods ended March
31, 1999, when compared to the same periods one year ago, were as follows:


    (Millions except     Three Months Ended    Six Months Ended   Twelve Months Ended
     per share amounts)      March 31              March 31            March 31
                         1999          1998    1999        1998     1999     1998(1)(3)
  Indiana Gas &
    IEI Services        $25.2         $19.7   $38.5       $36.9    $35.5       $10.7
  IEI Investments         2.9           3.4     3.9         4.6      5.6         9.7
  Net Income            $28.1         $23.1   $42.4       $41.5    $41.1       $20.4

  Earnings per share (2):
    Indiana Gas &
       IEI Services     $ .85         $ .66   $1.29       $1.23    $1.18       $ .36
    IEI Investments       .09           .11     .13         .15      .19         .32
         Total          $ .94         $ .77   $1.42       $1.38    $1.37        $.68

(1) Reflects restructuring costs of $24.5 million after-tax or $.81 per common share at Indiana Gas(see Growth Strategy and Corporate Restructuring).
(2) Adjusted to reflect the four-for-three stock split
    October 2, 1998.
(3) Reflects certain non-recurring items for IEI
    Investments which are discussed in the Other Income section below.


Utility Margin (Utility Operating Revenues Less Utility
                     Cost of Gas)
    Utility margin for the quarter ended March 31, 1999, was $77.5 million compared to $68.9 million for the same period last year. The increase is due primarily to weather 20 percent colder than the same period last year but 8 percent warmer than normal, and the addition of new residential and commercial customers.

    Utility margin for the six-month period ended March
31, 1999, was $134.5 million compared to $132.0 million for the same period last year. The increase is due primarily to weather 1 percent colder than the same period last year but 12 percent warmer than normal, and the addition of new residential and commercial customers.

    Utility margin for the twelve-month period ended March
31, 1999, was $197.2 million compared to $201.9 million for the same period last year. The decrease is primarily attributable to weather 7 percent warmer than the same period last year and 13 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

    Utility margin for all current periods was also impacted by a one-time sale of native gas, offset somewhat by the higher cost of unaccounted for gas and reduced collections of gross receipts taxes.

    Total system throughput (combined sales and transportation) increased 14 percent (6.1 MMDth) for the second quarter of fiscal 1999 and 1 percent (1.1 MMDth) for the six-month period ended March 31, 1999, compared to the same periods one year ago. Throughput decreased 2 percent (2.1 MMDth) for the twelve-month period ended
March 31, 1999, compared to the same period one year ago.
Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $3.17 for the three-month period ended March 31, 1999, compared to $3.85 for the same period one year ago. For the six-month period, cost of gas per unit decreased to $3.30 in the current period compared to $3.95 for the same period last year. For the twelve-month period, cost of gas per unit decreased to $3.23 in the current period compared to $3.61 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

      Operating Expenses (excluding Cost of Gas)
    Other operating expenses decreased $.5 million for the three-month period ended March 31, 1999, when compared to the same period one year ago due primarily to an adjustment to the company's severance accrual associated with its 1997 restructuring plan (see Growth Strategy and Corporate Restructuring), offset somewhat by rental expense related to buildings previously owned.

    Other operating expenses increased $.8 million for the six-month period when compared to the same period last year due in part to rental expense related to buildings previously owned and higher labor-related costs, including training costs related to the implementation of the company's new customer information system. These increases were offset by the adjustment to the company's severance accrual.

    Other operating expenses decreased $1.4 million for the twelve-month period when compared to the same period last year due primarily to lower labor-related costs resulting from work force reductions and the adjustment to the company's severance accrual. These decreases were offset somewhat by rental expense related to buildings previously owned.

    Restructuring costs of $39.5 million (pre-tax) were recorded in the fourth quarter of fiscal 1997 related to the company's implementation of a new growth strategy during that year (see Growth Strategy and Corporate
Restructuring).

    Depreciation and amortization expense increased for the three-, six- and twelve-month periods ended March 31, 1999, when compared to the same periods one year ago due primarily to additions to plant to serve new customers and to maintain dependable service to existing customers.

    Taxes other than income taxes remained approximately the same for the three-month period ended March 31, 1999, when compared to the same period one year ago. Taxes other than income taxes decreased for the six-month period due to lower gross receipts tax expense. Taxes other than income taxes decreased for the twelve-month period due to lower gross receipts tax expense and lower property tax expense.

                     Other Income
    Equity in earnings of unconsolidated affiliates increased for the three-month period ended March 31, 1999, while decreasing for the six- and twelve-month periods when compared to the same periods one year ago. Equity in earnings consist primarily of earnings recognized from the company's energy marketing affiliate, ProLiance Energy, LLC (ProLiance). Pretax earnings recognized from ProLiance totaled $5.0 million for the second quarter of fiscal 1999, compared to $3.9 million for the same period one year ago. Pretax earnings recognized from ProLiance for the six months ended March 31, 1999, totaled $6.4 million compared to $5.7 million for the same period last year. Pretax earnings recognized from ProLiance for the twelve months ended March 31, 1999, totaled $8.1 million compared to $11.2 million for the same period last year. Earnings recognized for the twelve months ended March 31, 1998, include $4.2 million of ProLiance's earnings from prior periods which had previously been reserved (see ProLiance Energy, LLC). All current period amounts were offset somewhat by operating losses from Pace Carbon Synfuels Investors, L.P. (Pace
Carbon). The tax credits recognized from Pace Carbon are reflected in Income Taxes on the Consolidated Statements of Income (see Pace Carbon Synfuels Investors, L.P.).

    Other-net decreased for the twelve-month period ended
March 31, 1999, when compared to the same period one year ago due primarily to the gain on the sale of certain nonutility assets by IGC Energy reflected in the prior period.

                   Interest Expense
    Interest expense decreased for the three-, six- and twelve-month periods ended March 31, 1999, when compared to the same periods one year ago due primarily to decreases in interest rates.
                     Income Taxes
    Federal and state income taxes increased for the three- and twelve-month periods ended March 31, 1999, while decreasing for the six-month period when compared to the same periods one year ago due primarily to changes in taxable income. Additionally, the company realized more tax credits from its investments in Pace Carbon and affordable housing projects during each of the current periods than were realized in the same periods one year ago.

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

     In July 1997, the company advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana
Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the involuntary terminations planned under the company's specific near-term employee reduction plan, which was scheduled for completion by the end of fiscal 1999.
These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits. As a result of initial work force reductions during September 1997 and primarily attrition thereafter, employees totaled 866 as of March
31, 1999. This reduced employee count achieved most of the reductions contemplated during the 2 year period for which the restructuring accrual had been established. During the second quarter of fiscal 1999, the company reviewed its remaining accruals for costs associated with the work force reductions. Taking into consideration an unexpectedly high level of voluntary terminations and the staffing implications related to significant process change associated with the company's recently implemented new customer information system, the company determined that no additional significant work force reductions were likely to occur during the remainder of fiscal 1999, and accordingly, that an adjustment to reverse the remaining severance accrual was necessary. As a result, the severance accrual and other operating expenses were reduced by $1.3 million during the second quarter of fiscal 1999.

     Indiana Gas' management also committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. Net assets held for disposal totaled $8.0 million at March 31, 1998, and were disposed of later in fiscal 1998.

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

    On September 12, 1997, the Indiana Utility Regulatory
Commission (IURC) issued a decision finding the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas (the gas supply agreements) to be consistent with the public interest. The IURC's decision reflected the significant gas cost savings to customers obtained by ProLiance's services and suggested that all material provisions of the agreements between ProLiance and the utilities are reasonable. Nevertheless, with respect to the pricing of gas commodity purchased from ProLiance and two other pricing terms, the IURC concluded that additional review in the gas cost adjustment (GCA) process would be appropriate and directed that these matters be considered further in the pending, consolidated GCA proceeding involving Indiana Gas and Citizens Gas. The IURC has not yet established a schedule for conducting these additional proceedings.

    The IURC's September 12, 1997, decision was appealed to the Indiana Court of Appeals by certain Petitioners including the Indiana Office of Utility Consumer
Counselor, the Citizens Action Coalition of Indiana and a small group of large-volume customers. On October 8, 1998, the Indiana Court of Appeals issued a decision which reversed and remanded the case to the IURC with instructions that the gas supply agreements be disapproved. The basis for the decision was that because the gas supply agreements provide for index based pricing of gas commodity sold by ProLiance to the utilities, the gas supply agreements should have been the subject of an application for approval of an alternative regulatory plan under Indiana statutory law.

    Management believes the Court of Appeals incorrectly applied the alternative regulation statute. On April 22, 1999, the Indiana Supreme Court granted management's petition for transfer of the case and will now consider the appeal of the IURC's decision and issue its own decision on the merits of the appeal at a later date. By granting transfer, the Supreme Court has vacated the Court of Appeals' decision.

    If the Supreme Court reverses the IURC's decision , the case will be remanded to the IURC for further proceedings regarding the public interest in the gas supply agreements. If the Supreme Court affirms the IURC's decision, the reasonableness of certain of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed by the IURC in the consolidated
GCA proceeding. The existence of significant benefits to the utilities and their customers resulting from ProLiance's services has not been challenged on appeal.
Indiana Gas is continuing to utilize ProLiance for its gas supply.

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

    Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract and Indiana Energy continues to record its proportional share of ProLiance's earnings. Pretax earnings recognized from ProLiance totaled $5.0 million and $3.9 million for the three-month periods ended March 31, 1999 and 1998, respectively. Pretax earnings recognized from ProLiance totaled $6.4 million and $5.7 million for the six-month periods ended March 31, 1999 and 1998, respectively.
Pretax earnings recognized from ProLiance totaled $8.1 million and $11.2 million for the twelve-month periods ended March 31, 1999 and 1998, respectively. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Affiliates on the Consolidated
Statements of Income. Earnings recognized for the twelve months ended March 31, 1998, include $4.2 million of ProLiance's earnings from prior periods which had previously been reserved.

    At March 31, 1999, Indiana Energy has reserved approximately $1.6 million of ProLiance earnings after tax. Total after-tax ProLiance earnings recognized to date approximate $14.1 million. This amount includes earnings from all of ProLiance's business activities, and therefore is believed to be a conservative estimate of the upper risk limit. Resolution of the above proceedings may also impact future operations and earnings contributions from ProLiance. Based on the IURC's findings described above, management believes the ProLiance issues may be resolved near the levels that are already being reserved, and therefore, while these proceedings are pending, does not anticipate changing the level at which it reserves
ProLiance earnings. However, no assurance of this outcome can be provided.

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

     IEI Synfuels has committed an initial investment of $7.5 million in Pace Carbon (of which $5.9 million was paid through March 31, 1999) for an 8.3 percent ownership interest in the partnership. The balance of the initial investment will be paid following the satisfaction by Pace Carbon of certain project milestones regarding the operation of the coal pellet production plants and long-term feedstock acquisition.
In addition to its initial investment, IEI Synfuels has a continuing obligation to invest in Pace Carbon up to approximately $43 million, with any such additional investments expected to be funded solely from federal tax credits that are realized from the production and sale of coal pellets by the projects.

     The realization of the tax credits from this investment is dependent upon a number of factors including among others (1) the production facilities must have been in operation by June 30, 1998, (2) adequate coal fines must be available to produce the coal pellets, and (3) the coal pellets must be produced and sold. All four of Pace Carbon's coal-based synthetic fuel production facilities were placed into service by June 30, 1998, and are currently producing and selling pellets in an extended ramp up mode.
Further enhancements to the production process are expected to continue through the remainder of fiscal
1999.

     Generally all pellets produced through March 31, 1999, have been sold. However, due to a deterioration in the United States coal export market, domestic companies' coal supplies and capacities are up, which in turn has reduced the demand and created some price pressure for Pace Carbon's coal-based synthetic product. Management does not believe that the extended time required to make necessary production process enhancements nor the current coal market conditions will significantly affect the long-term success of the projects. Accordingly, management continues to believe that significant project benefits, primarily in the form of tax savings and tax credits realized, will be achieved in the future, however, no assurance can be given.

           Haddington Energy Partners, L.P.
     On October 9, 1998, IEI Investments committed to invest $10 million in Haddington Energy Partners, L.P.
(Haddington). Haddington, a Delaware limited partnership, plans to raise up to $100 million to invest in six to eight projects that represent a portfolio of development opportunities, including natural gas gathering and storage and electric power generation. Haddington's investment opportunities will focus on acquiring and building on projects in progress rather than start-up ventures. Haddington's first investment is a high-deliverability gas storage project which is under development. Through March 31, 1999, Haddington has achieved $77 million in commitments.
Through March 31, 1999, IEI Investments had paid approximately $1,000,000 of its commitment in Haddington, with additional amounts to be paid as Haddington's portfolio grows.

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

     The company has evaluated the Year 2000 readiness of all IT hardware and software including the mainframe, network, servers, personal computers, system and application software and telecommunications. Almost all hardware was found to be in compliance as a result of projects conducted in 1997 and 1998. Replacements of major customer information and billing systems, which had already begun in 1997, were placed into service in January 1999. These new systems, driven by the need for additional functionality and business flexibility, were also designed to be Year 2000 compliant. Other maintenance and project activities conducted in 1998 and 1999 and activities scheduled for the remainder of 1999 have been initiated to bring the remaining software environment into compliance. The projects include replacements, upgrades and rewrites. The company's plan for IT items includes the following phases and timeline: (a) Assessment - completed in 1998, (b) Strategy - completed in 1998 and (c) Design,
Implementation, Testing and Validation - in process and to be substantially completed by June 30, 1999, and fully completed by October 31, 1999. The company has not found it necessary to postpone work on any other critical IT projects because of efforts to achieve Year
2000 compliance.

     Non-IT systems with embedded microcontrollers or microchips are being evaluated to determine if they are Year 2000 compliant. These systems include buildings, transportation, monitoring equipment, process controls, engineering and construction. The internal assessment process has generally been completed, and few compliance issues have been found to date. These consist primarily of needed software upgrades for equipment in the gas control system. It is anticipated these upgrades will be completed by July of 1999.

     The company is currently in the process of contacting its major vendors, suppliers and customers to gather information regarding the status of their Year 2000 compliance. Although compliance issues identified from these inquiries will be addressed, this process may not fully ensure these parties' Year 2000 compliance. Disruptions in the operations of these parties could have an adverse financial and operational effect on the company.

     The company has made significant progress in developing its contingency plan related to Year 2000 issues. This plan will include modifying the company's already existing plans for business resumption, information technology disaster recovery and gas supply contingencies, and would allow for, among other things, alternate recovery locations, backup power generation, adequate material supplies and personnel requirements.
This plan is expected to be in place, tested and refined as needed by December 31, 1999.

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

     Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers, with the trial scheduled for January of 2000. As of March 31, 1999, Indiana Gas has obtained settlements from other insurance carriers in an aggregate amount of approximately $14.7 million.

     These environmental matters have had no material impact on earnings since costs recorded to date approximate insurance settlements received. While
Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

Liquidity and Capital Resources

    Consolidated capitalization objectives for Indiana
Energy are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt, but may vary from time to time, depending on particular business opportunities.
Indiana Energy's common equity component was 63 percent of total capitalization at March 31, 1999. The long-term debt of Indiana Energy is currently rated Aa3 by Moody's
Investors Service and A+ by Standard & Poor's Corporation.

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

    On July 28, 1995, Indiana Energy's Board of Directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. During the three months ended March 31, 1999, the company repurchased
104,900 shares with an associated cost of $2,213,000. For the six-month period ended March 31, 1999, 264,100 shares were repurchased with an associated cost of $5,857,000.
Of the 700,000 shares authorized, 301,400 shares remain available for repurchase at March 31, 1999.

    Indiana Gas' capitalization objectives, which are 55-
65 percent common equity and preferred stock and 35-45 percent long-term debt, remain unchanged from prior years.
Indiana Gas' common equity component was 58 percent of its total capitalization at March 31, 1999.

    New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 1999 are estimated at $68.8 million of which $32.1 million have been expended during the six-month period ended March 31, 1999. For the twelve months ended March 31, 1999, capital expenditures totaled
$65.3 million.

    Nonutility investments and commitments, excluding the continuing obligation to invest in Pace Carbon as previously discussed, totaled approximately $10.0 million and $10.5 million for the six- and twelve-month periods ended March 31, 1999, respectively.

    Indiana Gas' long-term goal is to internally fund at least 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa2 by Moody's Investors Service and AA-by Standard & Poor's Corporation. For the twelve months ended March 31, 1999, 68 percent of Indiana Gas' capital expenditures was funded internally (i.e. from utility income less dividends plus charges to utility income not requiring funds).

     Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage and capital expenditures until permanently financed. Short-term borrowings tend to be greatest during the heating season when accounts receivable and unbilled utility revenues are at their highest. Recently, bank lines of credit have been the primary source of short-term financing. Effective in March 1999, Indiana Gas implemented a $100 million commercial paper program.
Indiana Gas' commercial paper is rated P-1 by Moody's and A-1+ by Standard & Poor's.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

       Indiana Energy's (the company's) debt portfolio contains a substantial amount of fixed-rate long-term debt and, therefore, does not expose the company to the risk of material earnings or cash flow loss due to changes in market interest rates.

       ProLiance engages in energy hedging activities to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. ProLiance's market exposure arises from storage inventory, imbalances and fixed-price purchase and sale commitments which are entered into to support ProLiance's operating activities. Currently
ProLiance buys and sells physical commodities and utilizes financial instruments to hedge its market exposure. However, net open positions in terms of price, volume and specified delivery point do occur.
ProLiance manages open positions with policies which limit its exposure to market risk and require reporting potential financial exposure to its management and its members. As a result of ProLiance's risk management policies, Indiana Energy does not believe that ProLiance's exposure to market risk will result in material earnings or cash flow loss to the company.

       At March 31, 1999, the company was not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.

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

Item 4.    Submission of Matters to a Vote of Security
           Holders

   At the annual meeting of shareholders of Indiana
Energy, Inc. on January 27, 1999, (the "Annual
Meeting"), the shareholders elected the following directors by the vote specified opposite each director's name:

                                                          Broker
Director          Votes For  Votes Withheld  Abstentions  Non-Vote
L. A. Ferger     25,814,608       437,894         -          -
Anton H. George  24,935,067     1,317,435         -          -
James C. Shook   25,799,062       453,440         -          -
John E. Worthen  24,795,622     1,456,880         -          -

   The terms of the other eight board members, Paul T.
Baker, Niel C. Ellerbrook, Otto N. Frenzel III, Don E.
Marsh, William G. Mays, J. Timothy McGinley, Richard P.
Rechter and Jean L. Wojtowicz will expire in January
2000 or January 2001.


Item 6.    Exhibits and Reports on Form 8-K

       (a)  Exhibits

           10-A Amended appendices to the Gas
                Sales and Portfolio Administration
                Agreement between Indiana Gas
                Company, Inc. and ProLiance
                Energy, LLC effective November 1,
                1998.  Incorporated by reference
                to Exhibit 10-A to the Quarterly
                Report on Form 10-Q of Indiana Gas
                Company, Inc. for the quarterly
                period ended March 31, 1999.

           27   Financial Data Schedule, filed herewith.


       (b)  Reports on Form 8-K

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

                Item 5.   Other Events

                Item 7.   Exhibits

                   99   Financial Analyst Report - First Quarter 1999

           On April 22, 1999, Indiana Energy and
           Indiana Gas filed a Current Report on Form 8-
           K with respect to a press release (dated
           April 22, 1999), announcing the decision by the Supreme Court of Indiana to grant transfer of and reconsider the ProLiance appeal. Items reported include:

                Item 5.   Other Events
                    Press release dated April 22, 1999

           On April 30, 1999, Indiana Energy and
           Indiana Gas filed a Current Report on Form 8-
           K with respect to the release of summary financial information to the investment community regarding Indiana Energy's consolidated results of operations, financial position and cash flows for the three-, six- and twelve-month periods ended
           March 31, 1999.  Items reported include:

                Item 5.   Other Events

                Item 7.   Exhibits

                   99 Financial Analyst Report - Second Quarter 1999


                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDIANA ENERGY,INC.
                                    Registrant




Dated May 13, 1999       /s/Carl L. Chapman
                         Carl L. Chapman
                         Senior Vice President
                         and Chief Financial Officer



Dated May 13, 1999       /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Vice President and Controller