Form 10-Q
period 1999-06-30
INDIANA ENERGY INC
filed 1999-08-12
CIK 780859

August 12, 1999



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Energy, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
June 30, 1999, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/Douglas S. Schmidt
Douglas S. Schmidt

DSS:tmw

Enclosures


          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value     29,788,345      July 31, 1999
              Class               Number of shares        Date

                   TABLE OF CONTENTS

                                                   Page
                                                  Numbers

Part I - Financial Information

    Item 1 - Financial Statements

      Consolidated Balance Sheets
        at June 30, 1999, and 1998
        and September 30, 1998

      Consolidated Statements of Income
          Three Months Ended June 30, 1999 and 1998,
          Nine Months Ended June 30, 1999 and 1998, and Twelve Months Ended June 30, 1999 and 1998

      Consolidated Statements of Cash Flows
        Nine Months Ended June 30, 1999 and 1998, and Twelve Months Ended June 30, 1999 and 19987

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

    Item 6 - Exhibits and Reports on Form 8-K



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                            INDIANA ENERGY, INC.
                                          AND SUBSIDIARY COMPANIES

                                         CONSOLIDATED BALANCE SHEETS

                                                   ASSETS
                                           (Thousands - Unaudited)


                                                           June 30              September 30
                                                       1999        1998             1998

CURRENT ASSETS:
    Cash and cash equivalents                       $       20   $   11,715       $     9,325
    Accounts receivable, less reserves of
        $1,370, $553 and $900 respectively              16,628       23,357            10,939
    Accrued unbilled revenues                            6,012        7,639             6,453
    Liquefied petroleum gas - at average cost              808          865               883
    Gas in underground storage - at last-in,
        first-out cost                                   5,003        7,558            19,373
    Prepayments                                         22,098        8,163             8,865
    Other current assets                                 2,188          198               191
                                                        52,757       59,495            56,029

INVESTMENTS IN UNCONSOLIDATED AFFILIATES                42,897       30,011            32,186

UTILITY PLANT:
    Original cost                                      972,735      923,385           937,977
    Less - accumulated depreciation and
         amortization                                  392,731      362,531           370,872
                                                       580,004      560,854           567,105

NONUTILITY PLANT:
    Original cost                                       61,783       49,293            55,225
    Less - accumulated depreciation and
         amortization                                   16,988       11,061            12,613
                                                        44,795       38,232            42,612

DEFERRED CHARGES AND OTHER ASSETS:
    Unamortized debt discount and expense               12,186       13,185            12,954
    Regulatory income tax asset                          1,778            -             1,778
    Other                                                6,277        5,864             4,466
                                                        20,241       19,049            19,198

                                                    $  740,694   $  707,641       $   717,130




                                              INDIANA ENERGY, INC.
                                            AND SUBSIDIARY COMPANIES

                                           CONSOLIDATED BALANCE SHEETS

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                       (Thousands except shares - Unaudited)


                                                                    June 30          September 30
                                                               1999        1998           1998
CURRENT LIABILITIES:
    Maturities and sinking fund requirements of
        long-term debt                                      $  10,174    $     272    $   10,119
    Notes payable                                              24,324        1,000        33,705
    Accounts payable (See Note 14)                             22,572       19,146        19,416
    Refundable gas costs                                       25,642       27,155        10,730
    Customer deposits and advance payments                      4,915        5,484        19,229
    Accrued taxes                                              16,379       13,065         4,728
    Accrued interest                                            3,868        4,372         1,974
    Other current liabilities                                  24,074       28,081        29,892
                                                              131,948       98,575       129,793

DEFERRED CREDITS AND OTHER LIABILITIES:
    Deferred income taxes                                      60,844       56,797        60,448
    Accrued postretirement benefits other
        than pensions                                          27,677       25,156        25,388
    Unamortized investment tax credit                           8,617        9,547         9,313
    Regulatory income tax liability                                 -        1,874             -
    Other                                                       5,481        5,189         4,994
                                                              102,619       98,563       100,143

COMMITMENTS AND CONTINGENCIES (See Notes 8 & 13)                    -            -             -

CAPITALIZATION:
    Long-term debt                                            183,303      194,889       183,489
    Common stock (no par value) - authorized
        200,000,000 shares - issued and outstanding
        29,788,345, 30,119,427 and 30,063,667 shares,
        respectively (1)                                      136,760      143,594       142,653
    Retained earnings                                         186,064      172,020       161,052
        Total common shareholders' equity                     322,824      315,614       303,705
                                                              506,127      510,503       487,194

                                                           $  740,694   $  707,641    $  717,130


(1) Adjusted to reflect the four-for-three stock split October 2, 1998.



                                      INDIANA ENERGY, INC.
                                    AND SUBSIDIARY COMPANIES

                                 CONSOLIDATED STATEMENTS OF INCOME
                                 (Thousands except per share data)
                                             (Unaudited)


                                                   Three Months              Nine Months
                                                  Ended June 30             Ended June 30
                                                1999         1998          1999       1998
OPERATING REVENUES:
    Utility                                  $  72,131    $  70,560    $ 358,562    $ 403,823
    Other                                          339          210          988          568
                                                72,470       70,770      359,550      404,391
OPERATING EXPENSES:
    Cost of gas (See Note 14)                   33,751       35,032      185,681      234,808
    Other operating                             18,441       17,925       56,828       55,525
    Depreciation and amortization               10,319        9,605       30,073       27,907
    Taxes other than income taxes                3,550        2,985       12,640       12,641
                                                66,061       65,547      285,222      330,881

OPERATING INCOME                                 6,409        5,223       74,328       73,510

OTHER INCOME:
    Equity in earnings of unconsolidated
        affiliates (See Note 8)                  2,194        1,423        7,913        7,208
    Other - net                                   (474)         845          283        1,726
                                                 1,720        2,268        8,196        8,934

INCOME BEFORE INTEREST AND
    INCOME TAXES                                 8,129        7,491       82,524       82,444


INTEREST EXPENSE                                 3,945        3,581       12,473       12,780

INCOME BEFORE INCOME TAXES                       4,184        3,910       70,051       69,664

INCOME TAXES                                       801        1,199       24,289       25,455

NET INCOME                                   $   3,383    $   2,711    $  45,762    $  44,209

AVERAGE COMMON SHARES OUTSTANDING (1)           29,787       30,124       29,868       30,124

BASIC AND DILUTED EARNINGS PER AVERAGE
    SHARE OF COMMON STOCK (1)                $    0.11    $    0.09    $    1.53    $    1.47

(1) Adjusted to reflect the four-for-three stock split October 2, 1998. See Note 12.






                                    INDIANA ENERGY, INC.
                                  AND SUBSIDIARY COMPANIES

                              CONSOLIDATED STATEMENTS OF INCOME
                              (Thousands except per share data)
                                        (Unaudited)


                                                                            Twelve Months
                                                                            Ended June 30
                                                                          1999         1998
OPERATING REVENUES:
    Utility                                                            $ 420,383    $ 462,321
    Other                                                                  1,210          615
                                                                         421,593      462,936
OPERATING EXPENSES:
    Cost of gas (See Note 14)                                            220,360      267,065
    Other operating                                                       76,891       74,824
    Restructuring costs (See Note 3)                                           -       39,531
    Depreciation and amortization                                         39,821       36,810
    Taxes other than income taxes                                         14,734       16,024
                                                                         351,806      434,254

OPERATING INCOME                                                          69,787       28,682

OTHER INCOME:
    Equity in earnings of unconsolidated
        affiliates (See Note 8)                                            7,931       11,990
    Other - net                                                            1,060        1,255
                                                                           8,991       13,245

INCOME BEFORE INTEREST AND
    INCOME TAXES                                                          78,778       41,927

INTEREST EXPENSE                                                          16,338       17,005

INCOME BEFORE INCOME TAXES                                                62,440       24,922

INCOME TAXES                                                              20,683        8,310

NET INCOME                                                             $  41,757    $  16,612

AVERAGE COMMON SHARES OUTSTANDING (1)                                     29,924       30,120

BASIC AND DILUTED EARNINGS PER AVERAGE
    SHARE OF COMMON STOCK (1)                                          $    1.40    $    0.55


(1) Adjusted to reflect the four-for-three stock split October 2, 1998. See Note 12.



                                    INDIANA ENERGY, INC.
                                  AND SUBSIDIARY COMPANIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands - Unaudited)

                                                             Nine Months                Twelve Months
                                                            Ended June 30               Ended June 30
                                                          1999         1998           1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $  45,762    $  44,209      $  41,757    $  16,612
   Adjustments to reconcile net income to cash
     provided from operating activities -
       Noncash restructuring costs                             -            -              -       32,838
       Depreciation and amortization                      30,147       28,047         39,942       36,997
       Deferred income taxes                                 396        1,592            395      (12,697)
       Investment tax credit                                (697)        (697)          (930)        (930)
       Loss (gain) on sale of assets                         730       (2,102)           730       (2,102)
       Undistributed earnings of unconsolidated
            affiliates                                    (7,913)      (7,208)        (7,931)     (11,990)
                                                          22,663       19,632         32,206       42,116
       Changes in assets and liabilities -
         Receivables - net                                (5,248)         286          8,356       (2,345)
         Inventories                                      14,398       11,554          2,572        2,572
         Accounts payable, customer deposits,
            advance payments and other current
            liabilities                                  (16,976)     (28,394)        (1,150)      (4,844)
         Accrued taxes and interest                       13,545        6,149          2,810          661
         Recoverable/refundable gas costs                 14,912       32,998         (1,513)      28,122
         Prepayments and other current assets            (15,183)      (1,100)       (15,885)      (7,739)
         Accrued postretirement benefits other
             than pensions                                 2,289        2,118          2,521        7,724
         Other - net                                       1,059       (1,207)        (1,697)       4,109
           Total adjustments                              31,459       42,036         28,220       70,376
             Net cash flows from operations               77,221       86,245         69,977       86,988

CASH FLOWS REQUIRED FOR FINANCING ACTIVITIES:
    Repurchase of common stock                            (5,975)           -         (7,164)           -
    Sale of long-term debt                                     -       95,044              -      110,059
    Reduction in long-term debt                             (131)     (92,946)        (1,684)     (93,069)
    Net change in short-term borrowings                   (9,381)     (22,800)        23,324      (11,550)
    Dividends on common stock                            (20,717)     (19,877)       (27,680)     (26,493)
        Net cash flows required for financing
             activities                                  (36,204)     (40,579)       (13,204)     (21,053)

CASH FLOWS REQUIRED FOR INVESTING ACTIVITIES:
    Capital expenditures                                 (48,017)     (46,477)       (67,570)     (65,968)
    Nonutility investments in unconsolidated
        affiliates - net                                  (6,194)      (3,209)        (9,447)      (3,959)
    Cash distributions from unconsolidated
        affiliates                                         3,889        6,483          4,436        6,483
    Proceeds from sale of assets                               -        9,204          4,113        9,204
        Net cash flows required for investing
             activities                                  (50,322)     (33,999)       (68,468)     (54,240)

NET INCREASE (DECREASE) IN CASH                           (9,305)      11,667        (11,695)      11,695

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                                 9,325           48         11,715           20

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $      20    $  11,715      $      20    $  11,715


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

2.  Agreement to Merge with SIGCORP, Inc.
    On June 14, 1999, Indiana Energy and SIGCORP, Inc. (SIGCORP) jointly announced the signing of a definitive agreement to combine into a new holding company named Vectren Corporation (Vectren). SIGCORP is an investor-owned energy and telecommunications company that through its subsidiaries provides electric and gas service to southwest Indiana and energy and telecommunication products and services throughout the Midwest and elsewhere.

    Under the agreement, SIGCORP shareholders will receive
    1.333 shares of Vectren common stock for each share of SIGCORP they currently hold. Indiana Energy shareholders will receive one share of Vectren common stock for each share of Indiana Energy they currently hold. The transaction, which has been approved by the boards of directors of both companies, is intended to be accounted for as a pooling of interests. The transaction is also intended to be a tax-free exchange of shares.

    Indiana Energy's and SIGCORP's utility companies will remain separate subsidiaries of Vectren and will continue to operate under the names of Indiana Gas
    Company, Inc. and Southern Indiana Gas and Electric
    Company, respectively.

    The merger is conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. The companies anticipate that the regulatory processes can be completed by the first quarter of calendar 2000.

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

    In July 1997, the company advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the involuntary terminations planned under the company's specific near-term employee reduction plan, which was scheduled for completion by the end of fiscal 1999. These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits. As a result of initial work force reductions during September 1997 and primarily attrition thereafter, most of the reductions contemplated during the 2 year period and accrued for originally have been achieved. During the second quarter of fiscal 1999, the company reviewed its remaining accruals for costs associated with the work force reductions. Taking into consideration an unexpectedly high level of voluntary terminations and the staffing implications related to significant process change associated with the company's recently implemented new customer information system, the company determined that no additional significant work force reductions were likely to occur during the remainder of fiscal 1999, and accordingly, that an adjustment to reverse the remaining severance accrual was necessary. As a result, the severance accrual and other operating expenses were reduced by $1.3 million during the second quarter of fiscal 1999.

    Indiana Gas' management also committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. These assets have been sold or are no longer in use.

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

4.  Cash Flow Information.
    For the purposes of the Consolidated Statements of Cash Flows, Indiana Energy considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


                        Nine Months Ended   Twelve Months Ended
                             June 30             June 30
    Thousands            1999        1998   1999          1998
    Interest (net of
      amount
      capitalized)      $ 8,654    $ 9,886  $14,366     $15,469
    Income taxes        $12,076    $18,080  $18,726     $22,230


5.  Utility Revenues.
    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

6.  Gas in Underground Storage.
    Based on the average cost of purchased gas during June
    1999, the cost of replacing the current portion of gas in underground storage was less than last-in, first-out cost at June 30, 1999, by approximately $412,000.

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

    Management believes the Court of Appeals incorrectly applied the alternative regulation statute. On April 22, 1999, the Indiana Supreme Court granted a petition for transfer of the case and will now consider the appeal of the IURC's decision and issue its own decision on the merits of the appeal at a later date. By granting transfer, the Supreme Court has vacated the Court of Appeals' decision.

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

    Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract and Indiana Energy continues to record its proportional share of ProLiance's earnings. Pretax earnings recognized from ProLiance totaled $2.3 million and $1.3 million for the three-month periods ended June 30, 1999 and 1998, respectively. Pretax earnings recognized from ProLiance totaled $8.6 million and $7.1 million for the nine-month periods ended June 30, 1999 and 1998, respectively. Pretax earnings recognized from ProLiance totaled $9.0 million and $12.0 million for the twelve-month periods ended June 30, 1999 and 1998, respectively. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Affiliates on the Consolidated Statements of Income. Earnings recognized for the twelve months ended June 30, 1998, include $4.9 million of ProLiance's earnings from prior periods which had previously been reserved.

    At June 30, 1999, Indiana Energy has reserved approximately $1.7 million of ProLiance earnings after tax. Total after-tax ProLiance earnings recognized to date approximate $15.5 million. This amount includes earnings from all of ProLiance's business activities, and therefore is believed to be a conservative estimate of the upper risk limit. Resolution of the above proceedings may also impact future operations and earnings contributions from ProLiance. Based on the IURC's findings described above, management believes the ProLiance issues may be resolved near the levels that are already being reserved, and therefore, while these proceedings are pending, does not anticipate changing the level at which it reserves ProLiance earnings. However, no assurance of this outcome can be provided.

9.  Pace Carbon Synfuels Investors, L.P.
    On February 5, 1998, IEI Synfuels, Inc. (IEI Synfuels), a wholly-owned, indirect subsidiary of IEI Investments, purchased one limited partnership unit in Pace Carbon Synfuels Investors, L.P. (Pace Carbon), a Delaware limited partnership formed to develop, own and operate four projects to produce and sell coal-based synthetic fuel. Pace Carbon converts coal fines (small coal particles) into coal pellets that are sold to major coal users such as utilities and steel companies. This process is eligible for federal tax credits under
    Section 29 of the Internal Revenue Code (Code) and the Internal Revenue Service has issued a private letter ruling with respect to the four projects.

    IEI Synfuels has committed an initial investment of $7.5 million in Pace Carbon (of which $6.5 million was paid through June 30, 1999) for an 8.3 percent ownership interest in the partnership. In addition to its initial investment, IEI Synfuels has a continuing obligation to invest in Pace Carbon up to approximately $43 million, with any such additional investments to be funded solely from a portion of the federal tax credits that are earned from the production and sale of coal pellets by the projects.

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

    Generally, all pellets produced through June 30, 1999 have been sold. However, due to a deterioration in the United States coal export market, domestic companies' coal supplies and capacities are up, which in turn has reduced the demand and created some price pressure for Pace Carbon's coal-based synthetic product. Management does not believe that the extended time required to make necessary production process enhancements nor the current coal market conditions will significantly affect the long-term success of the projects. Accordingly, management continues to believe that significant project benefits, primarily in the form of tax savings and tax credits realized, will be achieved in the future, however, no assurance can be given.

10. Haddington Energy Partners, L.P.
    On October 9, 1998, IEI Investments committed to invest $10 million in Haddington Energy Partners, L.P. (Haddington). Haddington, a Delaware limited partnership, has raised $77 million to invest in six to eight projects that represent a portfolio of development opportunities, including natural gas gathering and storage and electric power generation. Haddington's investment opportunities will focus on acquiring and building on projects in progress rather than start-up ventures. Currently, Haddington's investments include the development of projects related to high-deliverability gas storage and compressed air energy storage. Through June 30, 1999, IEI Investments had paid approximately $1.4 million of its commitment in Haddington, with additional amounts to be paid as Haddington's portfolio grows.

11.  Reliant Services, LLC
    On June 30, 1998, IGC Energy and Cinergy Supply Network, Inc., a subsidiary of Cinergy Corp.(Cinergy), formed Reliant Services, LLC (Reliant), an equally owned limited liability company, to perform underground facilities locating and construction services. In May 1999, Reliant purchased the assets of two Indianapolis-based companies that will enable it to enter that market. The asset purchase was completed after Cinergy received all necessary regulatory approvals. In August 1999, Reliant entered themeter reading business as well. Reliant is based in the Indianapolis area and will focus initially on serving electric, gas, telephone, cable and water companies in Indiana, Ohio and Kentucky. Through June 30, 1999, IGC Energy had invested approximately $3.1 million in Reliant.

12. Common Stock.
    On July 31, 1998, the Board of Directors of Indiana Energy authorized a four-for-three stock split of the issued and outstanding shares of its common stock to shareholders of record on September 18, 1998. The shares were issued on October 2, 1998. All share and per share amounts have been restated for all periods reported to reflect the stock split.

    On July 28, 1995, Indiana Energy's Board of Directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. During the three months ended June 30, 1999, the company repurchased 6,200 shares with an associated cost of $118,000. For the nine-month period ended June 30, 1999, 270,300 shares were repurchased with an associated cost of $5,975,000. Of the 700,000 shares authorized, 295,200 shares remain available for repurchase at June 30, 1999. The last repurchase occurred on April 1, 1999, and as a result of the signing of the agreement to merge (see
    Note 2), the company is not planning any future repurchases.

13. Environmental Costs.
    Indiana Gas is currently conducting environmental investigations and work at 26 sites that were the locations of former manufactured gas plants. It has been seeking to recover the costs of the investigations and work from insurance carriers and other potentially responsible parties (PRPs). The IURC has determined that these costs are not recoverable from utility customers.

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

    Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers, with the trial scheduled for early 2000. As of June 30, 1999, Indiana Gas has obtained settlements from other insurance carriers in an aggregate amount of approximately $14.7 million.

    These environmental matters have had no material impact on earnings since costs recorded to date approximate insurance settlements received. While Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

14. Affiliate Transactions.
    The obligations of Capital Corp., which handles financing for the company and its non-utility subsidiaries, are subject to a support agreement between the company and Capital Corp., under which the company has committed to make payments of interest and principal on Capital Corp.'s securities in the event of default. Under the terms of the support agreement in addition to the cash flow of cash dividends paid to the company by any of its consolidated subsidiaries, the non-utility assets of the company are available as recourse to holders of Capital Corp.'s securities. The carrying value of such non-utility assets reflected in the consolidated financial statements of the company is approximately $90.8 million at June 30, 1999.

    ProLiance began providing natural gas supply and related services to Indiana Gas effective April 1, 1996.
    Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three-, nine- and twelve-month periods ended June 30, 1999, totaled $44.2 million, $183.3 million and $228.7 million, respectively. Indiana Gas' purchases from ProLiance for the three-, nine- and twelve-month periods ended June
    30, 1998, totaled $41.5 million, $223.8 million and $275.7 million, respectively.

    ProLiance has a standby letter of credit facility with a bank for letters up to $30 million. This facility is secured in part by a support agreement from Indiana Energy. Letters of credit outstanding at June 30, 1999, totaled $4.8 million.

    CIGMA, LLC provides materials acquisition and related services that are used by the company. The company's purchases of these services during the three-, nine- and twelve-month periods ended June 30, 1999, totaled $4.4 million, $14.5 million and $18.5 million, respectively. The company's purchases of these services during the three-, nine- and twelve-month periods ended June 30, 1998, totaled $4.2 million, $17.3 million and $22.3 million, respectively.

    Indiana Energy is a one-third guarantor of certain surety bond obligations of Energy Systems Group, LLC.
    Indiana Energy's share totaled $8.2 million at June 30,
    1999.

    Amounts owed to affiliates totaled $17.0 million and $16.4 million at June 30, 1999 and 1998, respectively, and are included in Accounts Payable on the Consolidated
    Balance Sheets.

15. Reclassifications.
    Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.

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

                       Earnings
    Income and earnings per average share of common stock for the three-, nine- and twelve-month periods ended June
30, 1999, when compared to the same periods one year ago, were as follows:


(Millions except      Three Months Ended    Six Months Ended    Twelve Months Ended
 per share amounts)        June 30              June 30              June 30
                      1999          1998    1999        1998    1999       1998(1)(3)
Indiana Gas &
  IEI Services        $ 1.7         $ 1.4   $40.2       $38.3   $35.8      $ 7.8
  IEI Investments       1.7           1.3     5.6         5.9     6.0        8.8
  Net Income          $ 3.4         $ 2.7   $45.8       $44.2   $41.8      $16.6

Earnings per
  share (2):
    Indiana Gas &
      IEI Services    $ .05         $ .05   $1.34       $1.27   $1.20      $ .26
    IEI Investments     .06           .04     .19         .20     .20        .29
         Total        $ .11         $ .09   $1.53       $1.47   $1.40      $ .55

(1) Reflects restructuring costs of $24.5 million after-tax or $.81 per common share at Indiana Gas (see Growth Strategy and Corporate
    Restructuring).
(2) Adjusted to reflect the four-for-three stock split October 2, 1998.
(3) IEI Investments' results for the twelve months ended June 30, 1998, include $3.0 million after-tax or $.10 per common share related to the recognition of ProLiance's earnings from prior periods which had previously been reserved (see Other Income).


Utility Margin (Utility Operating Revenues Less Utility
                     Cost of Gas)
    Utility margin for the quarter ended June 30, 1999, was $38.4 million compared to $35.5 million for the same period last year. The addition of new residential and commercial customers and the lower cost of unaccounted for gas helped offset the effects of weather 11 percent warmer than the same period last year and 30 percent warmer than normal.

    Utility margin for the nine-month period ended June
30, 1999, was $172.9 million compared to $167.5 million for the same period last year. The increase reflects the addition of new residential and commercial customers, the lower cost of unaccounted for gas and a one-time sale of native gas. Weather for the current nine-month period was approximately the same compared to the same period last year and 13 percent warmer than normal.

    Utility margin for the twelve-month period ended June
30, 1999, was $200.0 million compared to $193.7 million for the same period last year. The increase reflects the addition of new residential and commercial customers, the lower cost of unaccounted for gas and a one-time sale of native gas. Weather for the current twelve-month period was 1 percent warmer than the same period last year and 14 percent warmer than normal.

    Total system throughput (combined sales and transportation) increased 5 percent (.9 MMDth) for the third quarter of fiscal 1999, 2 percent (2.0 MMDth) for the nine-month period and 2 percent (2.3 MMDth) for the twelve-month period ended June 30, 1999, compared to the same periods one year ago. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs.
Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased decreased to $2.11 for the three-month period ended June 30, 1999, compared to $2.54 for the same period one year ago. For the nine-month period, cost of gas per unit decreased to $2.98 in the current period compared to $3.60 for the same period last year. For the twelve-month period, cost of gas per unit decreased to $3.14 in the current period compared to $3.55 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment
(GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory Commission
(IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

      Operating Expenses (excluding Cost of Gas)
    Other operating expenses increased $.5 million for the three-month period ended June 30, 1999, when compared to the same period one year ago due in part to rental expense related to buildings previously owned.

    Other operating expenses increased $1.3 million and $2.1 million for the nine- and twelve-month periods, respectively when compared to the same periods last year due in part to rental expense related to buildings previously owned and costs related to the implementation of the company's new customer information system. These increases were offset by an adjustment to the company's severance accrual associated with its 1997 restructuring plan (see Growth Strategy and Corporate Restructuring).

    Restructuring costs of $39.5 million (pre-tax) were recorded in the fourth quarter of fiscal 1997 related to the company's implementation of a new growth strategy during that year (see Growth Strategy and Corporate
Restructuring).

    Depreciation and amortization expense increased for the three-, nine- and twelve-month periods ended June 30, 1999, when compared to the same periods one year ago due primarily to additions to plant to serve new customers and to maintain dependable service to existing customers.

    Taxes other than income taxes increased for the three-month period ended June 30, 1999, when compared to the same period one year ago due to higher property tax expense. Taxes other than income taxes remained approximately the same for the nine-month period as higher property tax expense was offset by lower gross receipts tax expense. Taxes other than income taxes decreased for the twelve-month period due to lower gross receipts tax expense and lower property tax expense.

                     Other Income
    Equity in earnings of unconsolidated affiliates increased for the three- and nine-month periods ended June
30, 1999, while decreasing for the twelve-month period when compared to the same periods one year ago. Equity in earnings consist primarily of earnings recognized from the company's energy marketing affiliate, ProLiance Energy, LLC (ProLiance). Pretax earnings recognized from ProLiance totaled $2.3 million for the third quarter of fiscal 1999, compared to $1.3 million for the same period one year ago. Pretax earnings recognized from ProLiance for the nine months ended June 30, 1999, totaled $8.6 million compared to $7.1 million for the same period last year. Pretax earnings recognized from ProLiance for the twelve months ended June 30, 1999, totaled $9.0 million compared to $12.0 million for the same period last year.
Earnings recognized for the twelve months ended June 30, 1998, include $4.9 million of ProLiance's earnings from prior periods which had previously been reserved (see
ProLiance Energy, LLC). All current period amounts were offset somewhat by operating losses from Pace Carbon
Synfuels Investors, L.P. (Pace Carbon). The tax credits recognized from Pace Carbon are reflected in Income Taxes on the Consolidated Statements of Income (see Pace Carbon
Synfuels Investors, L.P.).

    Other-net decreased for the three-, nine- and twelve-month periods ended June 30, 1999, when compared to the same periods one year ago due in part to the loss on the disposal of certain assets by IEI Services reflected in the current periods.

                   Interest Expense
    Interest expense increased for the three-month period ended June 30, 1999, due in part to an increase in average debt outstanding. Interest expense decreased for the nine- and twelve-month periods due primarily to decreases in interest rates, offset somewhat by increases in average debt outstanding.

                     Income Taxes
    Federal and state income taxes decreased for the three- and nine-month periods ended June 30, 1999, when compared to the same periods one year ago due primarily to the company realizing more tax credits from its investments in Pace Carbon, affordable housing and historic rehabilitation projects. Federal and state income taxes increased for the twelve-month period due to higher taxable income, offset somewhat by additional tax credits realized.

Other Operating Matters

         Agreement to Merge with SIGCORP, Inc.
    On June 14, 1999, Indiana Energy, and SIGCORP, Inc.
(SIGCORP) jointly announced the signing of a definitive agreement to combine into a new holding company named
Vectren Corporation (Vectren). SIGCORP is an investor-owned energy and telecommunications company that through its subsidiaries provides electric and gas service to southwest Indiana and energy and telecommunication products and services throughout the Midwest and elsewhere.

    Under the agreement, SIGCORP shareholders will receive
1.333 shares of Vectren common stock for each share of SIGCORP they currently hold. Indiana Energy shareholders will receive one share of Vectren common stock for each share of Indiana Energy they currently hold. The transaction, which has been approved by the boards of directors of both companies, is intended to be accounted for as a pooling of interests. The transaction is also intended to be a tax-free exchange of shares.

    Indiana Energy's and SIGCORP's utility companies will remain separate subsidiaries of Vectren and will continue to operate under the names of Indiana Gas Company, Inc.
and Southern Indiana Gas and Electric Company, respectively.

    The merger is conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. The companies anticipate that the regulatory processes can be completed by the first quarter of calendar 2000.

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

     In July 1997, the company advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana
Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the involuntary terminations planned under the company's specific near-term employee reduction plan, which was scheduled for completion by the end of fiscal 1999.
These costs include separation pay in accordance with Indiana Gas' severance policy, and net curtailment losses related to these employees' postretirement and pension benefits. As a result of initial work force reductions during September 1997 and primarily attrition thereafter, most of the reductions contemplated during the 2 year period and accrued for originally have been achieved. During the second quarter of fiscal 1999, the company reviewed its remaining accruals for costs associated with the work force reductions. Taking into consideration an unexpectedly high level of voluntary terminations and the staffing implications related to significant process change associated with the company's recently implemented new customer information system, the company determined that no additional significant work force reductions were likely to occur during the remainder of fiscal 1999, and accordingly, that an adjustment to reverse the remaining severance accrual was necessary. As a result, the severance accrual and other operating expenses were reduced by $1.3 million during the second quarter of fiscal 1999.

     Indiana Gas' management also committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. These assets have been sold or are no longer in use.

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

    Management believes the Court of Appeals incorrectly applied the alternative regulation statute. On April 22, 1999, the Indiana Supreme Court granted a petition for transfer of the case and will now consider the appeal of the IURC's decision and issue its own decision on the merits of the appeal at a later date. By granting transfer, the Supreme Court has vacated the Court of Appeals' decision.

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

    Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract and Indiana Energy continues to record its proportional share of ProLiance's earnings. Pretax earnings recognized from ProLiance totaled $2.3 million and $1.3 million for the three-month periods ended June 30, 1999 and 1998, respectively. Pretax earnings recognized from ProLiance totaled $8.6 million and $7.1 million for the nine-month periods ended June 30, 1999 and 1998, respectively.
Pretax earnings recognized from ProLiance totaled $9.0 million and $12.0 million for the twelve-month periods ended June 30, 1999 and 1998, respectively. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Affiliates on the Consolidated
Statements of Income. Earnings recognized for the twelve months ended June 30, 1998, include $4.9 million of ProLiance's earnings from prior periods which had previously been reserved.

    At June 30, 1999, Indiana Energy has reserved approximately $1.7 million of ProLiance earnings after tax. Total after-tax ProLiance earnings recognized to date approximate $15.5 million, which includes earnings from all of ProLiance's business activities, and therefore is believed to be a conservative estimate of the upper risk limit. Resolution of the above proceedings may also impact future operations and earnings contributions from ProLiance. Based on the IURC's findings described above, management believes the ProLiance issues may be resolved near the levels that are already being reserved, and therefore, while these proceedings are pending, does not anticipate changing the level at which it reserves
ProLiance earnings. However, no assurance of this outcome can be provided.

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

     IEI Synfuels has committed an initial investment of $7.5 million in Pace Carbon (of which $6.5 million was paid through June 30, 1999) for an 8.3 percent ownership interest in the partnership. In addition to its initial investment, IEI Synfuels has a continuing obligation to invest in Pace Carbon up to approximately
$43 million, with any such additional investments to be funded solely from a portion of the federal tax credits that are earned from the production and sale of coal pellets by the projects.

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

     Generally, all pellets produced through June 30, 1999 have been sold. However, due to a deterioration in the United States coal export market, domestic companies' coal supplies and capacities are up, which in turn has reduced the demand and created some price pressure for Pace Carbon's coal-based synthetic product. Management does not believe that the extended time required to make necessary production process enhancements nor the current coal market conditions will significantly affect the long-term success of the projects. Accordingly, management continues to believe that significant project benefits, primarily in the form of tax savings and tax credits realized, will be achieved in the future, however, no assurance can be given.

           Haddington Energy Partners, L.P.
     On October 9, 1998, IEI Investments committed to invest $10 million in Haddington Energy Partners, L.P.
(Haddington). Haddington, a Delaware limited partnership, has raised $77 million to invest in six to eight projects that represent a portfolio of development opportunities, including natural gas gathering and storage and electric power generation.
Haddington's investment opportunities will focus on acquiring and building on projects in progress rather than start-up ventures. Currently, Haddington's investments include the development of projects related to high-deliverability gas storage and compressed air energy storage. Through June 30, 1999, IEI Investments had paid approximately $1.4 million of its commitment in Haddington, with additional amounts to be paid as Haddington's portfolio grows.

                 Reliant Services, LLC
     On June 30, 1998, IGC Energy and Cinergy Supply
Network, Inc., a subsidiary of Cinergy Corp.(Cinergy), formed Reliant Services, LLC (Reliant), an equally owned limited liability company, to perform underground facilities locating and construction services. In May
1999, Reliant purchased the assets of two Indianapolis-based companies that will enable it to enter that market. The asset purchase was completed after Cinergy received all necessary regulatory approvals. In August
1999, Reliant entered the meter reading business as well. Reliant is based in the Indianapolis area and will focus initially on serving electric, gas, telephone, cable and water companies in Indiana, Ohio and Kentucky. Through June 30, 1999, IGC Energy had invested approximately $3.1 million in Reliant.

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

     The company has evaluated the Year 2000 readiness of all IT hardware and software including the mainframe, network, servers, personal computers, system and application software and telecommunications. Almost all hardware was found to be in compliance as a result of projects conducted in 1997 and 1998. Replacements of major customer information and billing systems, which had already begun in 1997, were placed into service in January 1999. These new systems, driven by the need for additional functionality and business flexibility, were also designed to be Year 2000 compliant and have been tested. Other maintenance and project activities conducted in 1998 and 1999 and activities scheduled for the remainder of 1999 have been initiated to bring the remaining software environment into compliance. The projects include replacements, upgrades and rewrites.
The company's plan for IT items includes the following phases and timeline: (a) Assessment - completed in 1998, (b) Strategy - completed in 1998 and (c) Design,
Implementation, Testing and Validation - in process and substantially complete at July 31, 1999, and to be fully completed by October 31, 1999. The company has not found it necessary to postpone work on any other critical IT projects because of efforts to achieve Year
2000 compliance.

     Non-IT systems with embedded microcontrollers or microchips have been evaluated to determine if they are Year 2000 compliant. These systems include buildings, transportation, monitoring equipment, process controls, engineering and construction. The internal assessment process has been completed, and few compliance issues were found. Software upgrades for equipment in the gas control system were completed in July 1999.

     The company has contacted its major vendors, suppliers and customers to gather information regarding the status of their Year 2000 compliance. Although compliance issues identified from these inquiries will be addressed, this process may not fully ensure these parties' Year 2000 compliance. Disruptions in the operations of these parties could have an adverse financial and operational effect on the company.

     The company has made significant progress in developing its contingency plan related to Year 2000 issues. This plan will include modifying the company's already existing plans for business resumption, information technology disaster recovery and gas supply contingencies, and considers, among other things, alternate recovery locations, backup power generation, adequate material supplies and personnel requirements. A draft of the company's contingency plan was filed with the IURC on June 30, 1999. This plan is expected to be in place, tested and refined as needed by December 31, 1999.

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

     Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers, with the trial scheduled for early 2000. As of June 30, 1999, Indiana Gas has obtained settlements from other insurance carriers in an aggregate amount of approximately $14.7 million.

     These environmental matters have had no material impact on earnings since costs recorded to date approximate insurance settlements received. While
Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

Liquidity and Capital Resources

    Consolidated capitalization objectives for Indiana
Energy are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt, but may vary from time to time, depending on particular business opportunities.
Indiana Energy's common equity component was 63 percent of total capitalization at June 30, 1999. Although Indiana
Energy currently has no long-term debt outstanding, it is currently rated A+ by Standard & Poor's Corporation.

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

    On July 28, 1995, Indiana Energy's Board of Directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. During the three months ended June 30, 1999, the company repurchased 6,200 shares with an associated cost of $118,000. For the nine-month period ended June 30, 1999, 270,300 shares were repurchased with an associated cost of $5,975,000. Of the 700,000 shares authorized, 295,200 shares remain available for repurchase at June 30, 1999. The last repurchase occurred on April 1, 1999, and as a result of the signing of the agreement to merge (see Agreement to Merge with SIGCORP, Inc.), the company is not planning any future repurchases.

    Indiana Gas' capitalization objectives, which are 55-
65 percent common equity and preferred stock and 35-45 percent long-term debt, remain unchanged from prior years.
Indiana Gas' common equity component was 57 percent of its total capitalization at June 30, 1999.

    New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 1999 are estimated at $67.3 million of which $48.0 million have been expended during the nine-month period ended June 30, 1999. For the twelve months ended June 30, 1999, capital expenditures totaled
$67.6 million.

    Nonutility investments and commitments, excluding the continuing obligation to invest in Pace Carbon as previously discussed, totaled approximately $12.8 million and $13.3 million for the nine- and twelve-month periods ended June 30, 1999, respectively.

    Indiana Gas' long-term goal is to internally fund at least 75 percent of its capital expenditure program. This will help Indiana Gas to maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa2 by Moody's Investors Service and AA-by Standard & Poor's Corporation. For the twelve months ended June 30, 1999, 65 percent of Indiana Gas' capital expenditures was funded internally (i.e. from utility income less dividends plus charges to utility income not requiring funds). This percentage is lower than the 75 percent goal due primarily to the impact of warmer than normal weather on earnings.

    In July 1999, Indiana Gas filed a registration statement with the Securities and Exchange Commission which has become effective with respect to $100 million in debt securities. Indiana Gas expects to issue this debt pursuant to a medium-term note program. The net proceeds from the sale of these new debt securities will be used for general corporate purposes, including repayment of long-term debt and financing of Indiana Gas' continuing construction program.

    Additionally, in July 1999, Indiana Gas retired $10 million of 8.90% Notes.

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

  Costs and other effects of legal and administrative proceedings, settlements,investigations, claims and other matters, including, but not limited to, those described in the Other Operating Matters section of Management's Discussion and Analysis of Results of
  Operations and Financial Condition.

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

       At June 30, 1999, the company was not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.

Item 1.    Legal Proceedings

   See Note 8 of the Notes to Consolidated Financial
Statements for discussion of litigation matters relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas.

   See Note 13 of the Notes to Consolidated Financial
Statements for litigation matters involving insurance carriers pertaining to Indiana Gas' former manufactured gas plants and storage facilities.

Item 6.    Exhibits and Reports on Form 8-K

       (a)  Exhibits

           2    Agreement and Plan of Merger dated as
                of June 11, 1999, among Indiana
                Energy, Inc., SIGCORP, Inc. and
                Vectren Corporation (incorporated by
                reference to Exhibit 2 to Indiana
                Energy's Current Report on Form 8-K
                dated June 14, 1999, and filed on June
                15, 1999).

           4.1  Indiana Energy, Inc.
                Stock Option Agreement dated as of
                June 11, 1999 (incorporated by
                reference to Exhibit 4.1 to Indiana
                Energy's Current Report on Form 8-K
                dated June 14, 1999, and filed on June
                15, 1999).

          4.2   SIGCORP, Inc. Stock
                Option Agreement dated as of June 11,
                1999 (incorporated by reference to
                Exhibit 4.2 to Indiana Energy's
                Current Report on Form 8-K dated June
                14, 1999, and filed on June 15, 1999).

          27    Financial Data Schedule, filed herewith.


       (b)  Reports on Form 8-K

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

                Item 5.   Other Events

                Item 7.   Exhibits

                   99  Financial Analyst Report - Second Quarter 1999

           On June 15, 1999, Indiana Energy filed a
           Current Report on Form 8-K with respect to the June 14, 1999, joint announcement by Indiana Energy and SIGCORP, Inc. of the signing of an Agreement and Plan of Merger.
           Items reported include:

                Item 5.   Other Events

                Item 7.   Exhibits

                   2 Agreement and Plan of Merger dated as of June 11, 1999, among Indiana Energy, Inc., SIGCORP, Inc. and Vectren Corporation.

                   4.1 Indiana Energy, Inc. Stock Option Agreement dated as of June 11, 1999.

                   4.2 SIGCORP, Inc. Stock Option Agreement dated as of June 11, 1999.

                   99.1 Press release dated June 14, 1999, announcing Merger Agreement among Indiana Energy, Inc., Vectren Corporation and SIGCORP, Inc.

           On June 17, 1999, Indiana Energy filed a
           Current Report on Form 8-K with respect to the Analyst Call Script for the telephone conference related to the June 14, 1999, announcement by Indiana Energy and SIGCORP, Inc. of the signing of an Agreement and Plan of Merger. Items reported include:

                Item 5.   Other Events

                Item 7.   Exhibits

                   99.1  Analyst Call Script for telephone
                         conference held June 14, 1999,
                         at 9:30 a.m. (EST).

           On July 30, 1999, Indiana Energy and Indiana
           Gas filed a Current Report on Form 8-K with respect to the release of summary financial information to the investment community regarding Indiana Energy's consolidated results of operations, financial position and cash flows for the three-, nine- and twelve-month periods ended June 30, 1999.
           Items reported include:

                Item 5.   Other Events

                Item 7.   Exhibits

                   99  Financial Analyst Report - Third Quarter 1999


                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDIANA ENERGY, INC.
                                    Registrant




Dated August 12, 1999    /s/Carl L. Chapman
                         Carl L. Chapman
                         Senior Vice President
                         and Chief Financial Officer


Dated August 12, 1999    /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Vice President and Controller