Form 10-K405
period 1999-09-30
INDIANA ENERGY INC
filed 1999-12-29
CIK 780859

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999

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


                                                 Name of each exchange on
       Title of each class                 which registered Indiana Energy, Inc.
Common Stock - Without Par Value                New York Stock Exchange
--------------------------------                -----------------------

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

       As of November 30, 1999, the aggregate market value of Common Stock held by nonaffiliates was $507,808,003.

       Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock-Without par value          29,804,590          November 30, 1999
------------------------------      -------------------     -----------------
         Class                       Number of shares              Date


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Table of Contents

                                                                           Page
Part I.....................................................................   3
    Business...............................................................   3
    Property...............................................................   6
    Legal Proceedings......................................................   7
    Submission of Matters to a Vote of Security Holders....................   7
    Executive Officers of the Company......................................   7
Part II....................................................................  11
    Market for the Registrant's Common Equity and
          Related Stockholders Matters.....................................  11
    Selected Financial Data................................................  12
    Management's Discussion and Analysis of Results of
          Operations and Financial Condition...............................  13
    Financial Statements and Supplementary Data............................  25
    Changes in and Disagreements with Accountants..........................  52
Part III...................................................................  52
    Directors and Executive Officers of the Registrant.....................  52
    Executive Compensation.................................................  57
    Securities Ownership of Certain Beneficial Owners and Management.......  63
    Certain Relationships and Related Transactions.........................  67
Part IV....................................................................  67
    Exhibits, Financial Statements Schedules, and Reports on Form 8-K......  67

Part I


Item 1.       Business

       (a)    General Development of the Business.

               Indiana Energy, Inc. (Indiana Energy or the company) is a publicly owned holding company with subsidiaries and affiliates engaged in natural gas distribution, gas portfolio administrative services and marketing of natural gas, electric power and related services. It was incorporated under the laws of the state of Indiana on October 24, 1985. Indiana Energy has five subsidiaries: Indiana Gas Company, Inc., IEI Services, LLC, IEI Capital Corp., IEI Investments, Inc., and Number-3CHK, Inc.

               Indiana Gas Company, Inc. (Indiana Gas), the principal subsidiary and business entity of the holding company, is an operating public utility engaged in the business of providing gas utility service in central and southern Indiana.

               IEI Services, LLC, formed in October 1997, provides support services to Indiana Energy and its subsidiaries. These services include information technology, financial, human resources, building and fleet services.

               IEI Capital Corp. (Capital Corp.), was formed in October 1997 to conduct the financing for Indiana Energy and its subsidiaries other than Indiana Gas. Capital Corp. provides the non-regulated businesses with short-term financing for working capital requirements, as well as secures permanent financing for those entities as necessary.

               IEI Investments, Inc. (IEI Investments) was formed to group the operations of nonregulated businesses and segregate them from the regulated businesses. IEI Investments has three subsidiaries, IGC Energy, Inc., Energy Realty, Inc. and Energy Financial Group, Inc.

               On November 1, 1994, IGC Energy, Inc. (IGC Energy) formed a natural gas marketing subsidiary, Indiana Energy Services, Inc.
               (IES), which provided natural gas and related services to gas utilities and customers in Indiana and surrounding states, and from January 1, 1996, to March 31, 1996 to Indiana Gas. On March 15, 1996, IGC Energy and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas and Coke Utility (Citizens Gas), formed ProLiance Energy, LLC (ProLiance), a jointly and equally owned limited liability company, to provide natural gas supply and related marketing services. ProLiance assumed the business of IES and began providing services to Indiana Gas and Citizens Gas effective April 1, 1996. ProLiance is also a power marketer, providing gas and power to over 1,000 commercial, industrial and municipal customers.

               On April 1, 1997, IGC Energy and Citizens By-Products Coal Company formed CIGMA, LLC (CIGMA), a jointly and equally owned limited liability company. CIGMA provides materials acquisition and related services that are used by Indiana Gas, Citizens Gas, and third parties throughout a fourteen-state area.

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

               On June 30, 1998, IGC Energy and Cinergy Supply Network, Inc., a subsidiary of Cinergy Corp. (Cinergy), formed Reliant Services, LLC (Reliant), an equally owned limited liability company, to perform underground facilities locating and construction services. In May 1999, Reliant purchased the assets of two Indianapolis based companies and began operation. In August 1999, Reliant entered the meter reading business as well. Reliant is based in the Indianapolis area and will focus initially on serving electric, gas, telephone, cable and water companies in Indiana, Ohio and Kentucky. Reliant's customer base includes major utility companies in metropolitan areas in which it currently operates.

               Energy Realty, Inc. is a real estate company with investments in affordable housing and historic rehabilitation projects.

               Energy Financial Group, Inc. (EFGI) was formed on January 20, 1998, to hold all financial entities and investments of IEI
               Investments. Also on January 20, 1998, IEI Synfuels, Inc. was established as a wholly-owned subsidiary of EFGI and on February 5, 1998, purchased one limited partnership unit (representing an
               8.3 percent ownership interest) in Pace Carbon Synfuels Investors, L.P. (Pace Carbon), a Delaware limited partnership formed to develop, own and operate four projects to produce and sell coal-based synthetic fuel. Pace Carbon converts coal fines (small coal particles) into coal pellets/briquettes that are sold to major coal users such as utilities and steel companies. This process is eligible for federal tax credits under Section 29 of the Internal Revenue Code and the Internal Revenue Service has issued a private letter ruling with respect to the four projects.

               On April 1, 1998, IEI Financial Services, LLC (IEI Financial Services) began its operations. IEI Financial Services performs third-party collections, energy-related equipment leasing and related services. IEI Financial Services provides these services to Indiana Gas and to other third parties.

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

               Indiana Gas Company, Inc. and Southern Indiana Gas and Electric Company, Inc., Indiana Energy's and SIGCORP's utility companies will operate as separate subsidiaries of Vectren.

               The merger is conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. On December 17, 1999, the merger was approved by the shareholders of each company. On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued an order approving the proposed merger. In approving the merger, the FERC concluded that the merger was in the public interest and would not adversely affect competition, rates or regulation. The companies anticipate that the remaining regulatory processes can be completed in the first quarter of calendar 2000.

               On December 15, 1999, the company announced that the board of directors had approved a definitive agreement under which the company will acquire the natural gas distribution business of Dayton Power and Light Co., Inc. The acquisition, with a purchase price of $425 million, is expected to be funded with a bank facility which will be replaced over time with permanent financing. This transaction is conditioned upon the approval of several regulatory bodies. Management hopes to complete the transaction by the end of the second quarter of 2000.

       (c)     Narrative Description of the Business.

               During fiscal 1999, Indiana Gas supplied gas to about 500,000 residential, small commercial and contract (large commercial and industrial) customers in 284 communities in 48 of the 92 counties in the state of Indiana. The service area has a population of approximately 2 million and contains diversified manufacturing and agriculture-related enterprises. The principal industries served include automotive parts and accessories, feed, flour and grain processing, metal castings, aluminum products, gypsum products, electrical equipment, metal specialties and glass.

               The largest communities served include Muncie, Anderson, Lafayette-West Lafayette, Bloomington, Terre Haute, Marion, New Albany, Columbus, Jeffersonville, New Castle and Richmond. While Indiana Gas does not serve Indianapolis, it does serve the counties and communities which border that city.

               For the fiscal year ended September 30, 1999, residential customers provided 66 percent of revenues, small commercial 23 percent and contract 11 percent. Approximately 99 percent of Indiana Gas' customers used gas for space heating, and revenues from these customers for the fiscal year were approximately 90 percent of total operating revenues. Sales of gas are seasonal and strongly affected by variations in weather conditions. Less than half of total margin, however, is space heating related. During the fiscal year ended September 30, 1999, Indiana Gas added approximately 11,400 residential and commercial customers.

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

               Gas transported on behalf of end-use customers in fiscal 1999 represented 43 percent (51,213 MDth) of throughput compared to 40 percent (45,598 MDth) in 1998 and 34 percent (41,874 MDth) in 1997. Although revenues are lower, rates for transportation generally provide the same margins as would have been earned had the gas been sold under normal sales tariffs.

               Effective April 1, 1996, Indiana Gas purchases all of its natural gas as well as winter delivery service from ProLiance.

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

               The company and its direct and indirect wholly owned subsidiaries had 858 full-time employees and 34 part-time employees as of September 30, 1999.

               The company is currently implementing a growth strategy which provides for, among other things, growing the earnings contribution from nonutility operations and aggressively managing costs within its utility operations and non-regulated services provider. See Item 7, Growth Strategy and Corporate Restructuring.

               Information concerning the operating segments of the company is incorporated herein by reference to the Note 17 of the Notes to the Consolidated Financial Statements, included in Item 8.

Item 2.        Property

               Indiana Energy owns no real property.

               The properties of Indiana Gas are used for the purchase, production, storage and distribution of gas and are located primarily within the state of Indiana. As of September 30, 1999, such properties included 10,948 miles of distribution mains; 512,351 meters; five reservoirs currently being used for the underground storage of purchased gas with approximately 71,484 acres of land held under storage easements; 7,310,173 Dth of gas in company-owned underground storage with a daily deliverability of 134,160 Dth; 171,451 Dth of gas in contract storage with a daily deliverability of 3,563 Dth; and four liquefied petroleum (propane) air-gas manufacturing plants with a total daily capacity of 32,700 Dth of gas.

               The company's capital expenditures during the fiscal year ended September 30, 1999, amounted to $70.7 million.

Item 3.        Legal Proceedings

               See Item 8, Note 4 for discussion of litigation matters relating to the gas supply and portfolio administration agreements between ProLiance and Indiana Gas and ProLiance and Citizens Gas.

               See Item 8, Note 15 for litigation matters involving insurance carriers pertaining to Indiana Gas' former manufactured gas plants and storage facilities.

Item 4.        Submission of Matters to a Vote of Security Holders

               No matter was submitted during the fourth quarter of the fiscal year ended September 30, 1999, to a vote of security holders.

               On December 17, 1999, the shareholders of the company approved the merger between Indiana Energy, Inc. and SIGCORP, Inc.

Item 4a.       Executive Officers of the Company

               The Executive Officers of the company are as follows:


                                        Family
                                        Relation-           Office or                     Date Elected
        Name                 Age          ship             Position Held                  Or Appointed(1)

Lawrence A. Ferger            65        None          Indiana Energy, Inc.
                                                      Chairman and Chief                  (Retired May 31, 1999)*
                                                      Executive Officer                   Oct. 1, 1997
                                                      Chairman, President and
                                                      Chief Executive Officer             Jan. 26, 1996
                                                      President and Chief
                                                      Executive Officer                   July 1, 1987
                                                      Indiana Gas Company, Inc.
                                                      Chairman and Chief                  (Retired May 31, 1999)*
                                                      Executive Officer                   Oct. 1, 1997
                                                      Chairman, President and
                                                      Chief Executive Officer             Jan. 26, 1996
                                                      President and Chief
                                                      Executive Officer                   July 1, 1987
                                                      IEI Investments, Inc.
                                                      President and Chief
                                                      Executive Officer                   July 1, 1987
                                                                                          (through
                                                                                          Sep. 30, 1997)
*Continues role as Chairman of the Board of Indiana Energy, Inc.,
Indiana Gas Company, Inc. and IEI Investments, Inc.

Niel C. Ellerbrook            50        None          Indiana Energy, Inc.
                                                      President and Chief
                                                      Executive Officer                   June 1, 1999
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
                                                      Vice President and
                                                      Treasurer and Chief
                                                      Financial Officer                   Oct. 25, 1985
                                                      Indiana Gas Company, Inc.
                                                      President and Chief Executive
                                                      Officer                             June 1, 1999
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
                                                                                          (through
                                                                                          Sep. 30, 1997)

Paul T. Baker                 59        None          Indiana Gas Company, Inc.
                                                      Executive Vice President
                                                      and Chief Operating
                                                      Officer                             Oct. 1, 1997
                                                      Senior Vice President
                                                      and Chief Operating Officer         Aug. 1, 1991




Anthony E. Ard                58        None          Indiana Energy, Inc.
                                                      Senior Vice President and
                                                      Secretary                           Jul. 31, 1998
                                                      Senior Vice President -
                                                      Corporate Affairs                   Oct. 1, 1997
                                                      Indiana Gas Company, Inc.
                                                      Secretary                           Jul. 31, 1998
                                                      Senior Vice President
                                                      of Corporate Affairs                Jan. 9, 1995
                                                                                          (through
                                                                                          Sep. 30, 1997)
                                                      Vice President -
                                                      Corporate Affairs                   Jan. 11, 1993
                                                      IEI Investments, Inc.
                                                      Secretary                           Jul. 31, 1998
                                                      IEI Services, LLC
                                                      Secretary                           Jul. 1, 1998
                                                      IEI Capital Corp.
                                                      Secretary                           Jul. 1, 1998

Carl L. Chapman              44         None          Indiana Energy, Inc.
                                                      Senior Vice President
                                                      and Chief Financial Officer         Jan. 27, 1999
                                                      Assistant Treasurer                 Jan. 9, 1989

                                                      IEI Investments, Inc.
                                                      President                           Oct. 1, 1997
                                                      Assistant Secretary and
                                                      Assistant Treasurer                 May 5, 1986
                                                                                          (through
                                                                                          Jan. 26, 1996)
                                                      Indiana Gas Company, Inc.
                                                      Senior Vice President of
                                                      Corporate Development               Jan. 9, 1995
                                                                                          (through
                                                                                          Mar. 15, 1996)
                                                      Vice President - Planning           Jul. 1, 1987


Timothy M. Hewitt            49         None          Indiana Gas Company, Inc.
                                                      Vice President of Operations
                                                      and Engineering Jan. 9, 1995
                                                      Vice President of Sales
                                                      and Field Operations Jan. 14, 1991

Ronald E. Christian          41         None          Indiana Energy, Inc.
                                                      Vice President - General            July 19, 1999
                                                      Counsel

Jerome A. Benkert            41         None          Indiana Energy, Inc.
                                                      Vice President and                  Apr. 1, 1996
                                                      Controller
                                                      Controller                          Oct. 1, 1993
                                                      Indiana Gas Co., Inc.
                                                      Vice President and                  Apr. 1, 1996
                                                      Controller
                                                      Controller                          Oct. 1, 1993
                                                      IEI Services, LLC
                                                      Executive Vice President            Oct. 1, 1997
                                                      and Chief Operating
                                                      Officer

(1) Each of the officers has served continuously since the dates indicated unless otherwise noted.

Part II


Item 5.        Market for the Registrant's Common Equity and Related Stockholder
               Matters

               The common stock of the company is listed on the New York Stock Exchange. The ranges of high and low sales prices reported in the New York Stock Exchange composite tape and dividends paid on these shares for fiscal 1998 and 1999 are shown in the following table (as adjusted for the four-for-three stock split October 2, 1998):

                 Fiscal Year 1998          High            Low         Dividend
                 ----------------         -----           ----         --------
                     First Quarter       $25.69         $20.34          22 1/8(cent)
                     Second Quarter      $24.66         $21.19          22 1/8(cent)
                     Third Quarter       $23.81         $21.61          22 1/8(cent)
                     Fourth Quarter      $25.13         $19.59          23 1/4(cent)

                 Fiscal Year 1999          High            Low         Dividend
                 ----------------         -----           ----         --------
                     First Quarter       $26.38         $21.50          23 1/4(cent)
                     Second Quarter      $24.63         $18.94          23 1/4(cent)
                     Third Quarter       $22.63         $18.06          23 1/4(cent)
                     Fourth Quarter      $21.81         $19.63          24 1/4(cent)



               Cash dividends on common stock are considered quarterly by the board of directors and historically have been paid on March 1, June 1, September 1 and December 1 of each year. At the end of fiscal 1999, there were 8,474 individual and institutional investors who were shareholders of record.

Item 6.       Selected Financial Data

                              INDIANA ENERGY, INC.
                            AND SUBSIDIARY COMPANIES
                                   (Thousands)


Year Ended September 30                        1999          1998        1997(3)         1996         1995
-----------------------                       -----         -----       --------     --------        -----
Operating revenues                         $420,463      $466,434       $530,559     $543,426     $405,552
Operating expenses                          350,997       397,466        493,808      461,739      339,980
Operating income                             69,466        68,968         36,751       81,687       65,572
Other income                                  9,697         9,725         11,832          518          656
Interest expense                             16,657        16,640         17,131       16,279       15,938
Income taxes                                 20,755        21,849         10,949       23,725       17,334
Net income                                 $ 41,751      $ 40,204       $ 20,503     $ 42,201     $ 32,956

Basic and diluted
      earnings per average share
     of common stock (1)                     $ 1.40        $ 1.33          $ .68      $  1.41       $ 1.10
Dividends per share of
     common stock (1)                         $ .94         $ .90          $ .86      $   .83        $ .80


Common shareholders' equity                $311,625      $303,705       $292,597     $296,322     $280,715
Long-term debt (2)                          183,363       193,608        193,063      178,335      176,563
                                           --------      --------       --------     --------     --------
                                           $494,988      $497,313       $485,660     $474,657     $457,278
                                           --------      --------       --------     --------     --------

Total Assets at Year-End                   $777,378      $717,130       $690,845     $682,463     $663,397

Total throughput (MDth)                     118,065       114,795        122,846      126,742      109,508

Annual heating degree days as
     a percent of normal                        87%           86%           100%         108%          87%
Utility customers served -
     average                                500,203       488,771        477,235      465,166      454,817



(1)  Adjusted to reflect the four-for-three stock split October 2, 1998.

(2)  Includes current maturities, excludes sinking fund requirements.

(3) Reflects the recording of pre-tax restructuring costs of $39.5 million in fiscal 1997 (see Item 8, Note 3).

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition


             Results of Operations

             Indiana Energy, Inc.'s (Indiana Energy or the company) consolidated earnings are from the operations of its gas distribution subsidiary, Indiana Gas Company, Inc. (Indiana Gas), its non-regulated administrative services provider, IEI Services, LLC (IEI Services), and its non-regulated subsidiaries and investments grouped under IEI Investments, Inc. (IEI Investments).

             The non-regulated operations of IEI Investments include IGC Energy, Inc. (IGC Energy), Energy Realty, Inc. (Energy Realty), Energy Financial Group, Inc. and IEI Financial Services, LLC, all indirect, wholly-owned subsidiaries of Indiana Energy, and interests in ProLiance Energy, LLC, Energy Systems Group, LLC, Reliant Services, LLC, CIGMA, LLC, Haddington Energy Partners, L.P. and Pace Carbon Synfuels Investors, L.P.

             The company's growth strategy provides for growing the earnings contribution from non-regulated operations to over 35 percent of its total annual earnings by 2004, and aggressively managing costs within its utility operations and the non-regulated administrative services provider (see Growth Strategy and Corporate Restructuring).

             Earnings

             Income and earnings per average share of common stock for the last three fiscal years were as follows:

             (Millions except per share amounts)                 1999        1998       1997(1)
             -----------------------------------                ------      ------      -------
             Indiana Gas                                        $31.4        $30.9       $13.1
             IEI Investments                                      6.6          6.3         7.4
             IEI Services/Other (2)                               3.8          3.0           -
                                                                 ----          ---          --
             Net Income                                         $41.8        $40.2       $20.5
                                                                -----        -----       -----

             Earnings per share:
               Indiana Gas                                      $1.05        $1.03       $  .43
               IEI Investments                                    .22          .21          .25
               IEI Services/Other (2)                             .13          .09            -
                                                                 ----         ----           --
             Total                                              $1.40        $1.33       $  .68
                                                                -----        -----       ------


               (1) Reflects restructuring costs at Indiana Gas of $24.5 million after-tax or $.81 per common share (see Growth Strategy and Corporate Restructuring) and the $1.3 million after-tax or $.04 per common share due to recognition of ProLiance earnings from prior periods at IEI Investments.

               (2) IEI Services was formed in October 1997. For the fiscal year 1997, all functions provided by IEI Services are in Indiana Gas.

             Dividends

             On July 30, 1999, the board of directors of the company increased the quarterly dividend on common stock to 24 1/4 cents per share from 23 1/4 cents per share. This resulted in total dividends paid in 1999 of 94 cents compared to 90 cents in 1998. This is the 27th consecutive year that the company's dividends paid on common stock increased.

             Utility  Margin  (Utility  Operating  Revenues Less Utility Cost of
             Gas) In 1999, utility margin increased 4 percent ($8.7 million) when compared to 1998. The increase is primarily attributable to the addition of new residential and commercial customers, the lower cost of unaccounted for gas and a one-time sale of native gas. Weather for the year was 1 percent colder than the same period last year and 13 percent warmer than normal.

             In 1998, utility margin decreased 6 percent ($13.2 million) when compared to 1997. The decrease is primarily attributable to weather 14 percent warmer than the prior year and 14 percent warmer than normal, offset somewhat by the addition of new residential and commercial customers.

             In 1999, total system throughput (combined sales and transportation) increased 3 percent (3.3 MMDth) when compared to last year. In 1998, throughput decreased 7 percent (8.1 MMDth) when compared to 1997. Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

             Total average cost per dekatherm of gas purchased (average commodity and demand) was $3.01 in 1999, $3.65 in 1998 and $3.64 in 1997. The price changes are due primarily to changing commodity costs in the marketplace.

             Operating Expenses (excluding Cost of Gas)

             Other operating expenses increased $3.2 million in 1999 when compared to 1998. The increase is due in part to lease expense related to buildings previously owned and costs related to the implementation of the company's new customer information system. These increases were partially offset by an adjustment to the company's severance accrual associated with its 1997 restructuring plan (see Growth Strategy and Corporate Restructuring).

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

             Depreciation and amortization expense increased in both 1999 and 1998 as the result of additions to plant to serve new customers and to maintain dependable service to existing customers.

             Taxes other than income taxes increased in 1999 due to higher property tax expense, the result of additions to plant. Taxes other than income taxes decreased in 1998 due to lower property tax expense and reduced gross receipts tax expense.

             Other Income

             Equity in earnings of unconsolidated affiliates was $9.2 million in 1999, $7.2 million in 1998 and $8.7 million in 1997. Equity in earnings consist primarily of earnings recognized from the company's energy marketing affiliate, ProLiance Energy, LLC (ProLiance). Pretax earnings recognized from ProLiance totaled $9.2 million, $7.4 million and $8.9 million for 1999, 1998 and 1997, respectively. Earnings recognized in 1997 include $2.0 million of ProLiance's 1996 earnings which had been previously reserved.

             Other - net decreased when compared to the prior years due in part to the loss on disposal of certain assets by IEI Services in 1999 and gains on the sale of assets in prior years.

             Interest Expense
             In 1999, interest expense was consistent with 1998. Interest expense decreased in 1998 due to a decrease in interest rates, partially offset by an increase in the average outstanding debt.

             Income Taxes
             Federal and state income taxes decreased for the year ended September 30, 1999, when compared to prior periods due primarily to the company realizing more tax credits from its investments in Pace Carbon, affordable housing and historic rehabilitation projects.

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

             Under the agreement, Indiana Energy shareholders will receive one share of Vectren common stock for each share of Indiana Energy held at the closing date. SIGCORP shareholders will receive 1.333 shares of Vectren common stock for each share of SIGCORP held at the closing date. The transaction, which has been approved by the boards of directors of both companies, is intended to be accounted for as a pooling of interests. The transaction is also intended to be a tax-free exchange of shares.

             Indiana Gas Company, Inc. and Southern Indiana Gas and Electric Company, Inc., Indiana Energy's and SIGCORP's utility companies, will operate as separate subsidiaries of Vectren.

             The merger is conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. On December 17, 1999, the merger was approved by the shareholders of each company. On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued an order approving the proposed merger. In approving the merger, the FERC concluded that the merger was in the public interest and would not adversely affect competition, rates or regulation. The companies anticipate that the remaining regulatory processes can be completed in the first quarter of calendar 2000.

             Subsequent Acquisition Agreement

             On December 15, 1999, the company announced that the board of directors had approved a definitive agreement under which the company will acquire the natural gas distribution business of Dayton Power and Light Co., Inc. The acquisition, with a purchase price of $425 million, is expected to be funded with a bank facility which will be replaced over time with permanent financing. This transaction is conditioned upon the approval of several regulatory bodies. Management hopes to complete the transaction by the end of the second quarter of 2000.

             Number-3CHK, Inc. was formed in December, 1999 to serve as the vehicle for the acquisition of this business.

             Growth Strategy and Corporate Restructuring

             In April 1997, the Board of Directors of Indiana Energy approved a growth strategy designed to support the company's transition into a more competitive environment. As part of the current growth strategy, Indiana Energy will endeavor to become a leading regional provider of energy products and services and to grow its consolidated earnings per share by an average of 10 percent annually through 2004. To achieve such earnings growth, Indiana Energy's aim is to grow the earnings contribution from non-regulated operations to over 35 percent of its total annual earnings by 2004 and to aggressively manage costs within its utility operations and non-regulated administrative services provider, while not sacrificing a focus on safety and reliability.

             During 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring charge of $39.5 million ($24.5 million after-tax) for fiscal 1997 as described below.

             In July 1997, the company advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees by 2002. The reductions are being implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the involuntary terminations planned under the company's specific near-term employee reduction plan, which was scheduled for completion by the end of fiscal 1999. These costs include separation pay in accordance with Indiana Gas' severance policy of $3.9 million, and net curtailment losses related to these employees' postretirement and pension benefits. As a result of initial work force reductions during September 1997 and primarily attrition thereafter, most of the reductions contemplated during the two-year period and accrued originally have been achieved. During the second quarter of fiscal 1999, the company reviewed its remaining accruals for costs associated with the involuntary work force reductions. Taking into consideration an unexpectedly high level of voluntary terminations, the company determined that no additional significant involuntary work force reductions were likely to occur. Prior to September 30, 1998, $2.2 million of involuntary termination benefits had been paid. As a result, the severance accrual and other operating expenses were reduced by $1.7 million during fiscal year 1999.

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

             ProLiance Energy, LLC

             ProLiance Energy, LLC (ProLiance) is owned jointly and equally by IGC Energy and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas and Coke Utility (Citizens Gas). ProLiance is the supplier of gas and related services to both Indiana Gas and Citizens Gas, as well as a provider of similar services to other utilities and customers in Indiana and surrounding states. ProLiance also is a power marketer which involves buying electricity on the wholesale market and then reselling it to marketers, utilities and other customers. To effectively manage the risks associated with power marketing, ProLiance utilizes a disciplined approach to credit analysis, obtains letters of credit or corporate guarantees when appropriate, and does not "sleeve" or assume the credit risk between the buyer and seller. IGC Energy's investment in ProLiance is accounted for using the equity method.

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

             The IURC's September 12, 1997, decision was appealed to the Indiana Court of Appeals by certain Petitioners, including the Indiana Office of Utility Consumer Counselor, the Citizens Action Coalition of Indiana and a small group of large-volume customers. On October 8, 1998, the Indiana Court of Appeals issued a decision which reversed and remanded the case to the IURC with instructions that the gas supply agreements be disapproved. The basis for the decision was that because the gas supply agreements provide for index based pricing of gas commodity sold by ProLiance to the utilities, the gas supply agreements should have been the subject of an application for approval of an alternative regulatory plan under Indiana statutory law.

             On April 22, 1999, the Indiana Supreme Court granted a petition for transfer of the case and will now consider the appeal of the IURC's decision and issue its own decision on the merits of the appeal at a later date. By granting transfer, the Supreme Court has vacated the Court of Appeals' decision.

             If the Supreme Court reverses the IURC's decision, the case will be remanded to the IURC for further proceedings regarding the public interest in the gas supply agreements. If the Supreme Court affirms the IURC's decision, as described above, the reasonableness of certain of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed by the IURC in the consolidated GCA proceeding. The existence of significant benefits to the utilities and their customers resulting from ProLiance's services has not been challenged on appeal. Indiana Gas and Citizens Gas are continuing to utilize ProLiance for their gas supplies.

             On or about August 11, 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand ("CID") from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. Indiana Gas and ProLiance have provided all information requested and management continues to believe that there are no significant issues in this matter.

             Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract and Indiana Energy continues to record its proportional share of ProLiance's earnings. Pretax earnings recognized from ProLiance totaled $9.2 million, $7.4 million and $8.9 million for 1999, 1998 and 1997, respectively. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Affiliates on the Consolidated Statements of Income. Earnings recognized in 1997 include $2.0 million of ProLiance's 1996 earnings which had previously been reserved.

             At September 30, 1999, Indiana Energy has reserved approximately $1.8 million of ProLiance earnings after tax. Total after-tax ProLiance earnings recognized to date approximate $16.6 million. This amount includes earnings from all of ProLiance's business activities, and therefore is believed to be a conservative estimate of the upper risk limit. Resolution of the above proceedings may also impact future operations and earnings contributions from ProLiance. Based on the IURC's findings described above, management believes the ProLiance issues may be resolved near the levels that are already being reserved, and therefore, while these proceedings are pending, does not anticipate changing the level at which it reserves ProLiance earnings. However, no assurance of this outcome can be provided.

             In the first quarter of fiscal 2000, Indiana Energy will recognize lower earnings due to the change in ProLiance's net position on financial instruments held during September 1999 to hedge storage inventories. This occurred subsequent to the current financials because Indiana Energy records ProLiance earnings on a one-month lag. ProLiance's loss for September 1999 was $5.2 million, of which IEI will recognize a loss of $1.5 million after taxes in October 1999. Management believes, in future periods, gains on these storage inventories will be recognized to fully offset the losses that ProLiance incurred since sales commitments are already in place.

             Pace Carbon Synfuels Investors, L.P.

             On February 5, 1998, IEI Synfuels, Inc. (IEI Synfuels), a wholly-owned, indirect subsidiary of IEI Investments, purchased one limited partnership unit in Pace Carbon Synfuels Investors, L.P. (Pace Carbon), a Delaware limited partnership formed to develop, own and operate four projects to produce and sell coal-based synthetic fuel. Pace Carbon converts coal fines (small coal particles) into coal pellets/briquettes (briquettes) that are sold to major coal users such as utilities and steel companies. This process is eligible for federal tax credits under Section 29 of the Internal Revenue Code (Code) and the Internal Revenue Service has issued a private letter ruling with respect to the four projects.

             IEI Synfuels has committed an initial investment of $7.5 million in Pace Carbon (of which $7.3 million was paid through September 30,
             1999) for an 8.3 percent ownership interest in the partnership. IEI Synfuels has also agreed to advance up to $1.8 million against future tax credits. In addition to its initial investment, IEI Synfuels has a continuing obligation to invest up to approximately $43 million, with any such additional investments to be funded solely from a portion of the federal tax credits that are earned from the production and sale of briquettes by the projects.

             The realization of the tax credits from this investment is dependent upon a number of factors including among others (1) the production facilities must have been in operation by June 30, 1998,
             (2) adequate coal fines must be available to produce the briquettes, and (3) the briquettes must be produced and sold. All four of Pace Carbon's coal-based synthetic fuel production facilities were placed into service by June 30, 1998, and are currently producing and selling briquettes in an extended ramp up mode. Further enhancements to the production process and project upgrades are expected to be completed and in full production in early calendar year 2000.

             Generally, all briquettes produced through September 30, 1999 have been sold. However, due to a deterioration in the United States coal export market, domestic companies' coal supplies and capacities are up, which in turn has reduced the demand and created some price pressure for Pace Carbon's coal-based synthetic product. Management does not believe that the extended time required to make necessary production process enhancements nor the current coal market conditions will significantly affect the long-term success of the projects. Accordingly, management continues to believe that significant project benefits, primarily in the form of tax savings and tax credits realized, will be achieved in the future, however, no assurance can be given.


             Haddington Energy Partners, L.P.

             On October 9, 1998, IEI Investments committed to invest $10 million in Haddington Energy Partners, L.P. (Haddington). Haddington, a Delaware limited partnership, has raised $77 million to invest in six to eight projects that represent a portfolio of development opportunities, including natural gas gathering and storage and electric power generation. Haddington's investment opportunities will focus on acquiring and building on projects in progress rather than start-up ventures. In addition to Haddington's initial investment in high deliverability gas storage, additional investments, in line with their original plan, are expected to be announced in early 2000. Through September 30, 1999, IEI Investments had paid approximately $1.9 million of its commitment in Haddington, with additional amounts to be paid as Haddington's portfolio grows.

             Reliant Services, LLC

             On June 30, 1998, IGC Energy and Cinergy Supply Network, Inc., a subsidiary of Cinergy Corp. (Cinergy), formed Reliant Services, LLC (Reliant), an equally owned limited liability company, to perform underground facilities locating and construction services. In May 1999, Reliant purchased the assets of two Indianapolis-based companies and began operations. The asset purchase was completed after Cinergy received all necessary regulatory approvals. In August 1999, Reliant entered the meter reading business as well. Reliant is based in the Indianapolis area and is initially focusing on serving electric, gas, telephone, cable and water companies in Indiana, Ohio and Kentucky. Reliant's customer base includes major utility companies in metropolitan areas in which it currently operates. Through September 30, 1999, IGC Energy had invested approximately $3.1 million in Reliant.

             The Year 2000 Issue

             Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This issue relates not only to information technology (IT), but also to non-IT related equipment and plant that may contain embedded date-sensitive microcontrollers or microchips.

             The company has identified what it believes are its most significant worst case Year 2000 scenarios for the purpose of helping it to focus its Year 2000 efforts. These scenarios are the interference with the company's ability to (1) receive and deliver gas to customers, (2) monitor gas pressure throughout the company's gas distribution system, (3) bill and receive payments from customers, and (4) maintain continuous operation of its computer systems. As discussed below, the company has taken the steps necessary to ensure that these worst case scenarios are addressed and any impact has been minimized.

             The company has evaluated the Year 2000 readiness of all IT hardware and software including the mainframe, network, servers, personal computers, system and application software and telecommunications. Almost all hardware was found to be in compliance as a result of projects conducted in 1997 and 1998. Replacements of major customer information and billing systems, which had already begun in 1997, were placed into service in January 1999. These new systems, driven by the need for additional functionality and business flexibility, are designed to be Year 2000 compliant and have been tested. Other maintenance and project activities conducted in 1998 and 1999 and activities scheduled for the remainder of 1999 have been initiated to bring the remaining software environment into compliance. The projects include replacements, upgrades and rewrites. The company's plan for IT items includes the following phases and timeline: (a) Assessment - completed in 1998, (b) Strategy - completed in 1998 and (c) Design, Implementation, Testing and Validation - completed in 1999. The company has not found it necessary to postpone work on any other critical IT projects because of efforts to achieve Year 2000 compliance.

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

             The company has contacted its major vendors, suppliers and customers to gather information regarding the status of their Year 2000 compliance. Although compliance issues identified from these inquiries have been addressed, this process may not fully ensure these parties' Year 2000 compliance. Disruptions in the operations of these parties could have an adverse financial and operational effect on the company.

             The company has developed its contingency plan related to Year 2000 issues. This plan includes modifying the company's already existing plans for business resumption, information technology disaster recovery and gas supply contingencies, and considers, among other things, alternate recovery locations, backup power generation, adequate material supplies and personnel requirements. The company's contingency plan was filed with the IURC on September 30, 1999. This plan will be in place, tested and refined as needed by December 31, 1999.

             Total costs expected to be incurred by the company to remedy its Year 2000 issues were originally estimated at $1.5 million, which included costs to replace certain existing systems sooner than had been planned. At September 30, 1999, the company estimates that $.1 million remains to be expensed and that total expenditures for the remedy of Year 2000 issues will approximate the original estimate.

             Management believes that Year 2000 issues have been addressed on a schedule and in a manner that will prevent such issues from having a material impact on the company's financial position or results of operations. However, while the company has and will continue to manage its Year 2000 compliance plan, there can be no assurance that the company will be successful in identifying and addressing all material Year 2000 issues including those related to the company's vendors, suppliers and customers.

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

             Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage from three insurance carriers, with the trial scheduled for early 2000. As of September 30, 1999, Indiana Gas has recorded settlements from other insurance carriers in an aggregate amount of approximately $15.5 million.
             Subsequent to September 30, 1999, an agreement in principle has been reached with one of these insurers.

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

             For further information regarding the status of investigation and remediation of the sites and financial reporting, see Note 15 of the Notes to Consolidated Financial Statements.

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

             New Accounting Standards

             In fiscal 1999, the company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information (see Note 17 of the Notes to Consolidated Financial Statements). This statement establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in annual and interim financial reports issued to shareholders.

             In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and
             Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the effective date of SFAS 133. ProLiance utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. The standard will be effective for ProLiance in fiscal 2001. ProLiance has not yet quantified the impact of adopting this statement on its financial position or results of operations.

             Liquidity and Capital Resources

             Consolidated capitalization objectives for Indiana Energy are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt, but may vary from time to time, depending on particular business opportunities. Indiana Energy's common equity component was 63 percent of total capitalization at September 30, 1999. Although Indiana Energy currently has no long-term debt outstanding, it is currently rated A+ by Standard & Poor's Corporation.

             Because of its current capital structure, the company does have the ability to issue additional long-term debt, if necessary, to fund non-regulated investments or for other corporate purposes. This is particularly important as it relates to its growth strategy which provides for expansion of both its regulated and non-regulated operations.

             On July 28, 1995, Indiana Energy's Board of Directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. During 1999, the company repurchased 270,333 shares with an associated cost of $5,975,000. During 1998, 56,533 shares were repurchased with an associated cost of $1,189,000. No shares were repurchased in 1997. Of the 700,000 shares authorized, 281,067 shares remain available for repurchase at September 30, 1999. The last purchase occurred on April 1, 1999, and as a result of the signing of the merger agreement (see Agreement to Merge with SIGCORP, Inc.), the company is not planning any future repurchases.

             Indiana Gas' capitalization objectives, which are 55-65 percent common equity and preferred stock and 35-45 percent long-term debt, remain unchanged from prior years. Indiana Gas' common equity component was 57 percent of its total capitalization at September 30, 1999.

             New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Total capital required to fund capital expenditures and refinancing requirements for 1998 and 1999, along with estimated amounts for 2000 through 2002, is as follows:

             Thousands                           1998            1999           2000           2001            2002
                                                ------          ------         ------         ------          -----
             Capital expenditures            $  66,000        $ 71,000       $ 60,000       $ 65,000        $ 65,000
             Refinancing requirements
             (including non-regulated)          95,000          10,000              -              -           3,000
                                               -------        --------              -             --        --------
                                              $161,000        $ 81,000       $ 60,000       $ 65,000        $ 68,000
                                              --------        --------       --------       --------        --------


             The recently announced acquisition of the gas distribution business of Dayton Power and Light Co, Inc. is not included in the above capital expenditures. This acquisition, with a purchase price of $425 million, is expected to be funded with a bank facility which will be replaced over time with permanent financing (See Subsequent Acquisition Agreement). The capital expenditures above do not include the investment activities of the non-regulated segment. Non-regulated investments totaled approximately $9.0 million and $7.0 million for 1998 and 1999, respectively. While the company does expect to make additional non-regulated investments in the future, including the continuing obligation to invest in Pace Carbon and Haddington as previously discussed, it cannot provide estimates at this time.

             Indiana Gas' long-term goal has been to internally fund at least 75 percent of its capital expenditure program. This has helped Indiana Gas maintain its high creditworthiness. The long-term debt of Indiana Gas is currently rated Aa2 by Moody's Investors Service and AA- by Standard & Poor's Corporation. In 1999, 59 percent of Indiana Gas' capital expenditures were funded internally (i.e., from utility income less dividends plus charges to utility income not requiring funds). In 1998, 64 percent of capital expenditures were provided by funds generated internally.

             In July 1999, Indiana Gas retired $10 million of 8.90% Notes.

             In July 1999, Indiana Gas filed a registration statement with the Securities and Exchange Commission which has become effective with respect to $100 million in debt securities. Indiana Gas expects to issue this debt pursuant to a medium-term note program, denominated as Series G. The net proceeds from the sale of these new debt securities will be used for general corporate purposes, including repayment of long-term debt and financing of Indiana Gas' continuing construction program.

             On October 5, 1999, Indiana Gas issued $30 million in principal amount of Series G Medium Term Notes bearing interest at 7.08% with a maturity date of October 5, 2029.

             Provisions under which certain of Indiana Gas' Series E, Series F and Series G Medium-Term Notes were issued entitle the holders of $137 million of these notes to put the debt back to Indiana Gas at face value at certain specified dates before maturity beginning in 2000. Long-term debt subject to the put provisions during the four years following 1999 totals $20 million.

             Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery service and capital expenditures until permanently financed. Short-term borrowings tend to be greatest during the heating season when accounts receivable and unbilled utility revenues are at their highest. Effective in March 1999, Indiana Gas implemented a $100 million commercial paper program. Indiana Gas' commercial paper is rated P-1 by Moody's and A-1+ by Standard & Poor's. Prior to March 1999, bank lines of credit were the primary source of short-term financing.

             Forward-Looking Information

             A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of
             1995).  The  Reform  Act of 1995  was  adopted  to  encourage  such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to, Indiana Energy's earnings growth strategy, Indiana Energy's merger with SIGCORP and the formation of Vectren, ProLiance and Year 2000 issues, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing the words "aim," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Indiana Energy's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

                    Legal and regulatory delays and other obstacles associated with mergers, acquisitions and investments in joint ventures such as the ProLiance judicial and administrative proceedings, the formation of Vectren, and the acquisition of the gas distribution business of Dayton Power & Light Co., Inc.

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


  Item 7a.   Quantitative and Qualitative Disclosures about Market Risk

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

             At September 30, 1999, the company was not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.

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


             /s/ Niel C. Ellerbrook
             Niel C. Ellerbrook
             President and Chief Executive Officer

             Report of Independent Public Accountants

             To the Shareholders and Board of Directors of Indiana Energy, Inc.:

             We have audited the accompanying consolidated balance sheets and schedules of long-term debt of Indiana Energy, Inc. (an Indiana corporation) and subsidiary companies as of September 30, 1999, and 1998, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Energy, Inc. and subsidiary companies, as of September 30, 1999, and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.


             /s/ Arthur Andersen LLP
             Arthur Andersen LLP
             Indianapolis, Indiana
             October 29, 1999

                              INDIANA ENERGY, INC.
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (Thousands except earnings per share amounts)



                                                   Year Ended September 30
                                             ----------------------------------
                                               1999         1998         1997
                                             --------     --------     --------
Operating Revenues
    Utility                                  $419,061     $465,644     $530,407
    Other                                       1,402          790          152
                                             --------     --------     --------
                                              420,463      466,434      530,559
                                             --------     --------     --------
Operating Expenses
    Cost of gas (See Note 1G)                 215,691      269,487      322,141
    Other operating                            78,809       75,589       80,012
    Restructuring costs (See Note 3)               --           --       39,531
    Depreciation and amortization              40,612       37,655       35,162
    Taxes other than income taxes              15,885       14,735       16,962
                                             --------     --------     --------
                                              350,997      397,466      493,808
                                             --------     --------     --------
Operating Income                               69,466       68,968       36,751

Other Income
    Equity in earnings of unconsolidated
        affiliates (See Note 4)                 9,164        7,226        8,712
    Other - net                                   533        2,499        3,120
                                             --------     --------     --------
                                                9,697        9,725       11,832
                                             --------     --------     --------
Income Before Interest and Income Taxes        79,163       78,693       48,583

Interest Expense                               16,657       16,640       17,131
                                             --------     --------     --------
Income Before Income Taxes                     62,506       62,053       31,452

Income Taxes                                   20,755       21,849       10,949
                                             --------     --------     --------
Net Income                                   $ 41,751     $ 40,204     $ 20,503
                                             ========     ========     ========

Average Common Shares Outstanding              29,848       30,116       30,107

Basic and Diluted Earnings per Average
    Share of Common Stock                    $   1.40     $   1.33     $   0.68


The accompanying notes are an integral part of these statements.

                              INDIANA ENERGY, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)



                                                                             Years Ended September 30
                                                                     ------------------------------------
                                                                       1999          1998          1997
                                                                     --------      --------      --------
Cash Flows from Operating Activities
   Net income                                                        $ 41,751      $ 40,204      $ 20,503
                                                                     --------      --------      --------

   Adjustments to reconcile net income to cash
     provided from operating activities -
       Noncash restructuring costs                                         --            --        32,838
       Depreciation and amortization                                   40,700        37,842        35,241
       Deferred income taxes                                             (480)        1,591       (12,618)
       Investment tax credit                                             (930)         (930)         (930)
       Loss (gain) on sale or retirement of assets                        730        (2,102)       (2,923)
       Undistributed earnings of unconsolidated affiliates             (9,164)       (7,226)       (8,712)
                                                                     --------      --------      --------
                                                                       30,856        29,175        42,896
       Changes in assets and liabilities -
         Receivables - net                                             (7,639)       13,890        (8,526)
         Inventories                                                    9,899          (272)       24,026
         Accounts payable, customer deposits, advance
            payments and other current liabilities                     (1,427)      (12,568)        1,941
         Accrued taxes and interest                                     7,340        (4,586)        4,530
         Recoverable/refundable gas costs                                 462        16,573        (3,133)
         Accrued postretirement benefits other than pensions            2,898         2,350         8,134
         Prepaid gas delivery service                                 (25,810)           --            --
         Other - net                                                   (3,230)       (5,765)       (4,491)
                                                                     --------      --------      --------
         Total adjustments                                             13,349        38,797        65,377
                                                                     --------      --------      --------
         Net cash flows from operations                                55,100        79,001        85,880
                                                                     --------      --------      --------

Cash Flows From (Required for) Financing Activities
    Repurchase of common stock                                         (5,975)       (1,189)           --
    Sale of long-term debt                                                 --        95,053        15,064
    Reduction in long-term debt                                       (10,245)      (94,508)         (336)
    Net change in short-term borrowings                                52,816         9,905        (4,236)
    Dividends on common stock                                         (27,905)      (26,840)      (25,787)
                                                                     --------      --------      --------
        Net cash flows from (required for) financing activities         8,691       (17,579)      (15,295)
                                                                     --------      --------      --------

Cash Flows From (Required for) Investing Activities
    Capital expenditures                                              (70,745)      (66,030)      (71,907)
    Non-regulated investments in unconsolidated affiliates - net       (7,272)       (6,462)       (1,650)
    Cash distributions from unconsolidated affiliates                   4,921         7,030            --
    Proceeds from sale of assets                                           --        13,317         3,000
                                                                     --------      --------      --------
    Net cash flows from (required for) investing activities           (73,096)      (52,145)      (70,557)
                                                                     --------      --------      --------

Net increase (decrease) in cash                                        (9,305)        9,277            28

Cash and cash equivalents at beginning of period                        9,325            48            20
                                                                     --------      --------      --------

Cash and cash equivalents at end of period                           $     20      $  9,325      $     48
                                                                     ========      ========      ========


The accompanying notes are an integral part of these statements.

                              INDIANA ENERGY, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                                     Assets
                                   (Thousands)


                                                             September 30
                                                         ---------------------
                                                           1999         1998
                                                         --------     --------


Current Assets
    Cash and cash equivalents                            $     20     $  9,325
    Accounts receivable, less reserves of
        $733 and $900, respectively                        16,895       10,939
    Accrued unbilled revenues                               8,136        6,453
    Liquefied petroleum gas - at average cost                 810          883
    Gas in underground storage - at last-in,
        first-out cost (See Note 1G)                        9,501       19,373
    Prepaid gas delivery service                           25,810           --
    Prepayments and other                                  13,479        9,056
                                                         --------     --------
                                                           74,651       56,029
                                                         --------     --------

Investments in Unconsolidated Affiliates                   44,315       32,186
                                                         --------     --------

Utility Plant
    Original cost                                         990,780      937,977
    Less - accumulated depreciation and amortization      398,912      370,872
                                                         --------     --------
                                                          591,868      567,105
                                                         --------     --------

NonUtility Plant
    Original cost                                          63,626       55,225
    Less - accumulated depreciation and amortization       18,815       12,613
                                                         --------     --------
                                                           44,811       42,612
                                                         --------     --------

Deferred Charges (See Note 1K)
    Unamortized debt discount and expense                  11,954       12,954
    Regulatory income tax asset                             2,741        1,778
    Other                                                   7,038        4,466
                                                         --------     --------
                                                           21,733       19,198
                                                         --------     --------

                                                         $777,378     $717,130
                                                         ========     ========


The accompanying notes are an integral part of these statements.

                              INDIANA ENERGY, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
                                   (Thousands)



                                                                        September 30
                                                                   ---------------------
                                                                     1999         1998
                                                                   --------     --------

Current Liabilities
    Maturities and sinking fund requirements of long-term debt     $    180     $ 10,119
    Notes payable and commercial paper                               86,521       33,705
    Accounts payable                                                 26,311       19,416
    Refundable gas costs                                             11,192       10,730
    Customer deposits and advance payments                           14,713       19,229
    Accrued taxes                                                    12,860        4,728
    Accrued interest                                                  1,182        1,974
    Other current liabilities                                        26,386       29,892
                                                                   --------     --------
                                                                    179,345      129,793
                                                                   --------     --------

Deferred Credits and Other Liabilities
    Deferred income taxes                                            60,931       60,448
    Accrued postretirement benefits other than pensions              28,286       25,388
    Unamortized investment tax credit                                 8,383        9,313
    Other                                                             5,625        4,994
                                                                   --------     --------
                                                                    103,225      100,143
                                                                   --------     --------

Capitalization
    Long-term debt (see schedule)                                   183,183      183,489
                                                                   --------     --------
    Common stock (no par value) - authorized 200,000
        shares - issued and outstanding 29,787 and 30,064
        shares, respectively                                        137,582      143,860
    Less: Unearned Compensation - restricted stock grants               822        1,207
                                                                   --------     --------
                                                                    136,760      142,653

    Retained earnings                                               174,865      161,052
                                                                   --------     --------
        Total common shareholders' equity                           311,625      303,705
                                                                   --------     --------

   Total Capitalization                                             494,808      487,194
                                                                   --------     --------


                                                                   $777,378     $717,130
                                                                   ========     ========



The accompanying notes are an integral part of these statements.

                  INDIANA ENERGY, INC. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY


                                                                     Common Stock
                                                   --------------------------------------------------
                                                                                           Restricted
                                                                                             Stock          Retained
(In thousands except shares)                         Shares       Amount       Amount       Grants          Earnings       Total
-----------------------------------------------------------------------------------------------------------------------------------
 Balance at September 30, 1995                     30,082,140    $145,872                 $    (824)        $135,667      $280,715
 Net income                                                                                                   42,201        42,201
 Common stock dividends ($.83 per share)                                                                     (24,896)      (24,896)
 Common stock issuances for Executives' and
   Directors' stock plans net of amortization           6,529         119                       299                            418
 Common stock repurchases                            (122,800)     (2,116)                                                  (2,116)
-----------------------------------------------------------------------------------------------------------------------------------

 Balance at September 30, 1996                     29,965,869    $143,875    $143,350     $    (525)         $152,972     $296,322
 Net income                                                                                                    20,503       20,503
 Common stock dividends ($.86 per share)                                                                      (25,787)     (25,787)
 Common stock issuances for Executives' and
  Directors' stock plans net of amortization          141,522       2,623       1,559        (1,064)                         1,559
-----------------------------------------------------------------------------------------------------------------------------------

 Balance at September 30, 1997                     30,107,391    $146,498    $144,909     $  (1,589)         $147,688     $292,597
 Net income                                                                                                    40,204       40,204
 Common stock dividends ($.90 per share)                                                                      (26,840)     (26,840)
 Common stock issuances for Executives' and
   Directors' stock plans net of amortization          12,809      (1,449)     (1,067)          382                         (1,067)
 Common stock repurchases                             (56,533)     (1,189)     (1,189)                                      (1,189)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1998                      30,063,667    $143,860    $142,653       $(1,207)         $161,052     $303,705
 Net income                                                                                                    41,751       41,751
 Common stock dividends ($.94 per share)                                                                      (27,905)     (27,905)
 Common stock issue expense                                                                                       (33)         (33)
 Common stock issuances for Executives' and
    Directors' stock plans net of amortization         (5,950)       (303)         82           385                             82
 Common stock repurchases                            (270,333)     (5,975)     (5,975)                                      (5,975)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999                      29,787,384    $137,582    $136,760     $    (822)         $174,865     $311,625



The accompanying notes are an integral part of these statements.

                INDIANA ENERGY, INC. AND SUBSIDIARY COMPANIES


                  CONSOLIDATED STATEMENTS OF LONG-TERM DEBT





September 30
(In Thousands)                                                       1999        1998
                                                                   --------    --------

Unsecured Notes Payable - Utility
               8.90%                due   July 15, 1999            $      -   $ 10,000
        5.75% Series F              due   January 15, 2003           15,000     15,000
        6.36% Series F              due   December 6, 2004           15,000     15,000
        6.54%  Series E             due   July 9, 2007                6,500      6,500
        6.69%, Series E             due   June 10, 2013               5,000      5,000
        7.15%, Series E             due   March 15, 2015              5,000      5,000
        6.69%, Series E             due   December 21, 2015           5,000      5,000
        6.69%, Series E             due   December 29, 2015          10,000     10,000
              9.375%                due   January 15, 2021           25,000     25,000
        9.125%, Series A            due   February 15, 2021           7,000      7,000
        6.31%, Series E             due   June 10, 2025               5,000      5,000
        6.53%, Series E             due   June 27, 2025              10,000     10,000
        6.42%, Series E             due   July 7, 2027                5,000      5,000
        6.68%, Series E             due   July 7, 2027                3,500      3,500
        6.34%, Series F             due   December 10, 2027          20,000     20,000
        6.75%,Series F              due   March 15, 2028             14,849     14,975
        6.36%,Series F              due   May 1, 2028                10,000     10,000
        6.55%,Series F              due   June 30, 2028              20,000     20,000
                                                                   --------    --------
                                                                    181,849    191,975
                                                                   --------    --------
Unsecured Notes Payable - Non-regulated

        Noninterest bearing note    due   August 1, 2005                564        633
        Variable rate note          due   January 1, 2007               950      1,000
                                                                   --------    --------
                                                                      1,514       1,633
                                                                   --------    --------
TOTAL LONG-TERM DEBT OUTSTANDING                                    183,363     193,608
Less: maturities and sinking fund requirements                          180      10,119
                                                                   --------    --------

TOTAL LONG-TERM DEBT OUTSTANDING                                   $183,183    $183,489
                                                                   ========    ========



The accompanying notes are an integral part of these statements.

             Notes to Consolidated Financial Statements

             1.  Summary of Significant Accounting Practices

             A.  Consolidation

             The consolidated financial statements include the accounts of Indiana Energy, Inc. (Indiana Energy or the company) and its wholly and majority-owned subsidiaries, after elimination of intercompany transactions. The company's consolidated financial statements include the operations of its regulated gas distribution subsidiary, Indiana Gas Company, Inc. (Indiana Gas), its non-regulated administrative services provider, IEI Services, LLC, its financing subsidiary, IEI Capital Corp. (Capital Corp.), and its non-regulated subsidiaries and investments grouped under IEI Investments, Inc. (IEI Investments).

             Indiana Gas provides natural gas and transportation services to a diversified base of customers in 284 communities in 48 of Indiana's 92 counties. The non-regulated operations of IEI Investments include IGC Energy, Inc. (IGC Energy), Energy Realty, Inc. (Energy Realty), Energy Financial Group, Inc. and IEI Financial Services, LLC, all indirect wholly owned subsidiaries of Indiana Energy, and interests in ProLiance Energy, LLC, Energy Systems Group, LLC, Reliant Services, LLC, CIGMA, LLC, Haddington Energy Partners, L.P. and Pace Carbon Synfuels Investors, L.P.

             Investments in limited partnerships and less than majority-owned affiliates are accounted for on the equity method.

             B. Reclassifications

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

             Provisions for depreciation of utility property are determined by applying straight-line rates to the original cost of the various classifications of property. The average depreciation rate was 4.3 percent, 3.9 percent and 4.1 percent for 1999, 1998 and 1997, respectively.

             Cost  in  excess  of   underlying   book  value  of  acquired   gas
             distribution companies is reflected as a component of utility plant and is being amortized primarily over 40 years.

             Depreciation   for  IEI   Services  is   calculated   applying  the
             straight-line   method  to  the   estimated   useful  life  of  the
             appropriate asset.

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

             E.  Cash Flow Information

             For the purposes of the Consolidated Statements of Cash Flows, the company considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


             Thousands                                              1999           1998          1997
             ---------                                             -----          -----         -----
             Interest (net of amount capitalized)               $ 15,150       $ 15,598      $ 15,496
             Income taxes                                       $ 19,900       $ 24,730      $ 21,851


             F.  Revenues

             To more closely match revenues and expenses, Indiana Gas records revenues for all gas delivered to customers but not billed.

             G.  Gas in Underground Storage

             Gas in underground storage at September 30, 1999, was $9.5 million compared to $19.4 million at September 30, 1998. This decrease is the result of the replacement of contract storage with increased delivery services.

             Based on the average cost of purchased gas during September 1999, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at September 30, 1999, by approximately $4.5 million.

             H.  Refundable or Recoverable Gas Cost

             The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates, are deferred and are being recovered or refunded, over a period not to exceed two years in accordance with procedures approved by the IURC.

             I.  Allowance For Funds Used During Construction

             An allowance for funds used during construction (AFUDC), which represents the cost of borrowed and equity funds used for construction purposes, is charged to construction work in progress during the period of construction and included in "Other - net" on the Consolidated Statements of Income. An annual AFUDC rate of 6.0 percent was used for 1999 and 1998, while an annual rate of 7.5 percent was used for 1997.

             The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

             Thousands                       1999          1998         1997
             ---------                      -----         -----        -----
             AFUDC - borrowed funds         $ 776         $ 766      $   596
             AFUDC - equity funds             376           371          487
                                             ----          ----       ------
             Total AFUDC capitalized       $1,152        $1,137       $1,083
                                           ------        ------       ------

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


             Regulatory Assets                                 1999        1998
             -------------------------------------------     -------     -------
             Postretirement benefits other than pensions     $   891     $ 2,688
             Unamortized debt discount and expense            10,639      11,388
             Amounts due from customers - income
                    taxes net                                  2,741       1,778
             Deferred acquisition costs                          655         677
                                                             -------     -------
                                                             $14,926     $16,531
                                                             -------     -------


             Regulatory Liabilities
             Refundable gas costs                            $11,192     $10,730
                                                             -------     -------

             Of the above September 30, 1999 balances, $3.4 million is earning a return, which is comprised of Amounts due from customers - income taxes, net and Deferred acquisition costs.

             The remaining net assets of $.3 million, while consisting of items included in rates but not earning a return, are being recovered over varying periods. Postretirement benefits other than pensions will be fully recovered over less than one year. Unamortized debt discount and expense will be recovered as discussed in Note 1D. Refundable gas costs will be refunded as discussed in Note 1H.

             It is Indiana Gas' policy to continually assess the recoverability of costs recognized as regulatory assets and the ability to continue to account for its activities in accordance with SFAS 71, based on the criteria set forth in SFAS 71. Based on current regulation, Indiana Gas believes such accounting is appropriate. If all or part of Indiana Gas' operations cease to meet the criteria of SFAS 71, a write-off of related regulatory assets and liabilities would be required. In addition, Indiana Gas would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

             2. Agreement to Merge with SIGCORP, Inc.

             On June 14, 1999, Indiana Energy and SIGCORP, Inc. (SIGCORP) jointly announced the signing of a definitive agreement to combine into a new holding company named Vectren Corporation (Vectren). SIGCORP is an investor-owned energy and telecommunications company that through its subsidiaries provides electric and gas service to southwest Indiana and energy and telecommunications products and services throughout the Midwest and elsewhere.

             Under the agreement, Indiana Energy shareholders will receive one share of Vectren common stock for each share of Indiana Energy held at the closing date. SIGCORP shareholders will receive 1.333 shares of Vectren common stock for each share of SIGCORP held at the closing date. The transaction, which has been approved by the boards of directors of both companies, is intended to be accounted for as a pooling of interests. The transaction is also intended to be a tax-free exchange of shares.

             Indiana Gas Company, Inc. and Southern Indiana Gas and Electric Company, Indiana Energy's and SIGCORP's utility companies, will operate as separate subsidiaries of Vectren.

             The merger is conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. The companies anticipate that the regulatory processes can be completed in the first quarter of calendar 2000. Transaction and related costs incurred through September 30, 1999 were $2.7 million and have been deferred.

             3. Corporate Restructuring

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

             In July 1997, the company advised its employees of its plan to reduce its work force from about 1,025 full-time employees at June 30, 1997, to approximately 800 employees by 2002. The reductions were implemented through involuntary separation and attrition. Indiana Gas recorded restructuring costs of $5.4 million during the fourth quarter of fiscal 1997 related to the involuntary terminations planned under the company's specific near-term employee reduction plan, which was scheduled for completion by the end of fiscal 1999. These costs include separation pay in accordance with Indiana Gas' severance policy of $3.9 million, and net curtailment losses related to these employees' postretirement and pension benefits. As a result of initial work force reductions during September 1997 and primarily attrition thereafter, most of the reductions contemplated during the two-year period and accrued originally have been achieved. During the second quarter of fiscal 1999, the company reviewed its remaining accruals for costs associated with the involuntary work force reductions. Taking into consideration an unexpectedly high level of voluntary terminations, the company determined that no additional significant involuntary work force reductions were likely to occur. Prior to September 30, 1998, $2.2 million of involuntary termination benefits had been paid. As a result, the severance accrual and other operating expenses were reduced by $1.7 million during fiscal year 1999.

             Indiana Gas' management also committed to sell, abandon or otherwise dispose of certain assets, including buildings, gas storage fields and intangible plant. Indiana Gas recorded restructuring costs of $34.1 million during the fourth quarter of fiscal 1997 to adjust the carrying value of those assets to estimated fair value. These assets have been sold or are no longer in use.

             4.   ProLiance Energy, LLC

             ProLiance Energy, LLC (ProLiance) is owned jointly and equally by IGC Energy and Citizens By-Products Coal Company, a wholly owned subsidiary of Citizens Gas and Coke Utility (Citizens Gas). ProLiance is the supplier of gas and related services to both Indiana Gas and Citizens Gas, as well as a provider of similar services to other utilities and customers in Indiana and surrounding states. ProLiance also is a power marketer which involves buying electricity on the wholesale market and then reselling it to marketers, utilities and other customers. To effectively manage the risks associated with power marketing, ProLiance utilizes a disciplined approach to credit analysis, obtains letters of credit or corporate guarantees when appropriate, and does not "sleeve" or assume the credit risk between the buyer and seller. IGC Energy's investment in ProLiance is accounted for using the equity method.

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

             If the Supreme Court reverses the IURC's decision, the case will be remanded to the IURC for further proceedings regarding the public interest in the gas supply agreements. If the Supreme Court affirms the IURC's decision, the reasonableness of certain of the gas costs incurred by Indiana Gas under the gas supply agreements will be further reviewed by the IURC in the consolidated GCA proceeding. The existence of significant benefits to the utilities and their customers resulting from ProLiance's services has not been challenged on appeal. Indiana Gas is continuing to utilize ProLiance for its gas supply.

             On or about August 11, 1998, Indiana Gas, Citizens Gas and ProLiance each received a Civil Investigative Demand ("CID") from the United States Department of Justice requesting information relating to Indiana Gas' and Citizens Gas' relationship with and the activities of ProLiance. The Department of Justice issued the CID to gather information regarding ProLiance's formation and operations, and to determine if trade or commerce has been restrained. Indiana Gas and ProLiance have provided all information requested and management continues to believe that there are no significant issues in this matter.

             Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract and Indiana Energy continues to record its proportional share of ProLiance's earnings. Pretax earnings recognized from ProLiance totaled $9.2 million, $7.4 million and $8.9 million for 1999, 1998 and 1997, respectively. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated Affiliates on the Consolidated Statements of Income. Earnings recognized in 1997 include $2.0 million of ProLiance's 1996 earnings which had previously been reserved.

             At September 30, 1999, Indiana Energy has reserved approximately $1.8 million of ProLiance earnings after tax. Total after-tax ProLiance earnings recognized to date approximate $16.6 million. This amount includes earnings from all of ProLiance's business activities, and therefore is believed to be a conservative estimate of the upper risk limit. Resolution of the above proceedings may also impact future operations and earnings contributions from ProLiance. Based on the IURC's findings described above, management believes the ProLiance issues may be resolved near the levels that are already being reserved, and therefore, while these proceedings are pending, does not anticipate changing the level at which it reserves ProLiance earnings. However, no assurance of this outcome can be provided.

             In the first quarter of fiscal 2000, Indiana Energy will recognize lower earnings due to the change in ProLiance's net position on financial instruments held during September 1999 to hedge storage inventories. This occurred subsequent to the current financials because Indiana Energy records ProLiance earnings on a one-month lag. ProLiance's loss for September 1999 was $5.2 million, of which IEI will recognize a loss of $1.5 million after taxes in October 1999. Management believes, in future periods, gains on these storage inventories will be recognized to fully offset the losses that ProLiance incurred since sales commitments are already in place.


             5.  Pace Carbon Synfuels Investors, L.P.

             On February 5, 1998, IEI Synfuels, Inc. (IEI Synfuels), a wholly-owned, indirect subsidiary of IEI Investments, purchased one limited partnership unit in Pace Carbon Synfuels Investors, L.P. (Pace Carbon), a Delaware limited partnership formed to develop, own and operate four projects to produce and sell coal-based synthetic fuel. Pace Carbon converts coal fines (small coal particles) into coal pellets/briquettes (briquettes) that are sold to major coal users such as utilities and steel companies. This process is eligible for federal tax credits under Section 29 of the Internal Revenue Code (Code) and the Internal Revenue Service has issued a private letter ruling with respect to the four projects.

             IEI Synfuels has committed an initial investment of $7.5 million in Pace Carbon (of which $7.3 million was paid through September 30,
             1999) for an 8.3 percent ownership interest in the partnership. IEI Synfuels has agreed to advance up to $1.8 million against future tax credits. In addition to its initial investment, IEI Synfuels has a continuing obligation to invest in Pace Carbon up to approximately $43 million, with any such additional investments to be funded solely from a portion of the federal tax credits that are earned from the production and sale of briquettes by the projects.

             The realization of the tax credits from this investment is dependent upon a number of factors including among others (1) the production facilities must have been in operation by June 30, 1998,
             (2) adequate coal fines must be available to produce the briquettes, and (3) the briquettes must be produced and sold. All four of Pace Carbon's coal-based synthetic fuel production facilities were placed into service by June 30, 1998, and are currently producing and selling briquettes in an extended ramp up mode. Further enhancements to the production process and project upgrades are expected to be completed and in full production in early calendar year 2000.

             Generally, all briquettes produced through September 30, 1999 have been sold. However, due to a deterioration in the United States coal export market, domestic companies' coal supplies and capacities are up, which in turn has reduced the demand and created some price pressure for Pace Carbon's coal-based synthetic product. Management does not believe that the extended time required to make necessary production process enhancements nor the current coal market conditions will significantly affect the long-term success of the projects. Accordingly, management continues to believe that significant project benefits, primarily in the form of tax savings and tax credits realized, will be achieved in the future, however, no assurance can be given.

             6.  Haddington Energy Partners, L.P.

             On October 9, 1998, IEI Investments committed to invest $10 million in Haddington Energy Partners, L.P. (Haddington). Haddington, a Delaware limited partnership, has raised $77 million to invest in six to eight projects that represent a portfolio of development opportunities, including natural gas gathering and storage and electric power generation. Haddington's investment opportunities will focus on acquiring and building on projects in progress rather than start-up ventures. In addition to Haddington's initial investment in high deliverability gas storage, additional investments, in line with their original plan, are expected to be announced in early 2000. Through September 30, 1999, IEI Investments had paid approximately $1.9 million of its commitment in Haddington, with additional amounts to be paid as Haddington's portfolio grows.

             7.  Reliant Services, LLC

             On June 30, 1998, IGC Energy and Cinergy Supply Network, Inc., a subsidiary of Cinergy Corp. (Cinergy), formed Reliant Services, LLC (Reliant), an equally owned limited liability company, to perform underground facilities locating and construction services. In May 1999, Reliant purchased the assets of two Indianapolis-based companies that will enable it to enter that market. The asset purchase was completed after Cinergy received all necessary regulatory approvals. In August 1999, Reliant entered the meter reading business as well. Reliant is based in the Indianapolis area and will focus initially on serving electric, gas, telephone, cable and water companies in Indiana, Ohio and Kentucky. Through
             September 30, 1999, IGC Energy had invested approximately $3.1 million in Reliant.

             8.  Short-Term Borrowings

             Effective in March 1999, Indiana Gas implemented a $100 million commercial paper program. Indiana Gas' commercial paper is priced to the public at a rate determined by current money market conditions. At September 30, 1999 Indiana Gas had approximately $68.6 million outstanding.

             In addition to Indiana Gas' $100 million committed facility for its commercial paper program, Indiana Gas and Capital Corp. have an aggregate $20 million line of credit. Capital Corp. also has an additional $15 million line of credit. At September 30, 1999, Capital Corp. had approximately $17.9 million outstanding. These lines are renewable annually. Indiana Gas and Capital Corp. compensate the participating banks with arrangements that vary from no commitment fees to a combination of fees that are mutually agreeable. Note payable to banks bore interest at rates negotiated with the banks at the time of borrowing. Indiana Gas' Board of Directors has authorized short-term borrowings of up to $150 million.

             Bank loans and commercial paper outstanding during the reported periods were as follows:

             Thousands                                                           1999            1998              1997
             ---------                                                          -----           -----             -----
             Outstanding at year end -
                    Bank loans                                               $ 17,900        $ 33,705          $ 20,000
                    Commercial paper                                           68,621               -                 -
             Weighted average interest rates at year end -
                    Bank loans                                                   5.8%            5.6%              5.7%
                    Commercial paper                                             5.4%               -                 -
             Weighted average interest rates during the year -
                    Bank loans                                                   5.4%            5.7%              5.5%
                    Commercial paper                                             5.3%               -                 -
             Weighted average total outstanding during the year              $ 44,588        $ 32,293          $ 28,959
             Maximum total outstanding during the year                       $ 86,521        $ 90,900          $ 89,725



             9.  Long-Term Debt

             In July 1999, Indiana Gas retired $10 million of 8.90% Notes.

             In July 1999, Indiana Gas filed a registration statement with the Securities and Exchange Commission with respect to $100 million in debt securities. Indiana Gas expects to issue this debt pursuant to a medium term note program, denominated as Series G. The net proceeds from the sale of these new debt securities will be used for general corporate purposes, including repayment of long term debt and financing of Indiana Gas' continuing construction program.

             On October 5, 1999, Indiana Gas issued $30 million in principal amount of Series G Medium Term Notes bearing interest at the per annum rate of 7.08% with a maturity date of October 5, 2029.

             Consolidated maturities and sinking fund requirements on long-term debt subject to mandatory redemption during the five years following 1999 (in millions) are $3.25 in 2002, $18.25 in 2003 and $3.25 in 2004.

             Provisions under which certain of Indiana Gas' Series E, Series F and Series G Medium Term Notes were issued entitle the holders of $137 million of these notes to put the debt back to Indiana Gas at face value at certain specified dates before maturity beginning in 2000. Long-term debt (in millions) subject to the put provisions during the five years following 1999 totals $5.0 in 2000, $11.5 in 2002 and $3.5 in 2004.

             10.  Fair Value of Financial Instruments

             The estimated fair value of the company's financial instruments were as follows:

                                                         September 30, 1999              September 30, 1998
                                                         -------------------            -------------------
                                                     Carrying           Fair         Carrying        Fair
             Thousands                                 Amount          Value           Amount        Value
             ---------                                 ------         -------         -------       ------
             Cash and cash equivalents                   $ 20            $ 20      $    9,325     $    9,325
             Notes payable                           $ 86,521        $ 86,521       $  33,705      $  33,705
             Long term debt (includes
               amounts due within one year)          $183,363        $175,872        $193,608       $210,503


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

             Under current regulatory treatment, call premiums on reacquisition of long-term debt are generally recovered in customer rates over the life of the refunding issue or over a 15-year period (see Note 1D and 1K). Accordingly, any reacquisition would not be expected to have a material effect on the company's financial position or results of operations.

             11.  Capital Stock

             On July 28, 1995, Indiana Energy's Board of Directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. During 1999, the company repurchased 270,333 shares with an associated cost of $5,975,000. During 1998, 56,533 shares were repurchased with an associated cost of $1,189,000. No shares were repurchased in 1997. Of the 700,000 shares authorized, 281,067 shares remain available for repurchase at September 30, 1999. The last repurchase occurred on April 1, 1999, and as a result of the signing of the agreement to merge (see
             Note 2), the company is not planning any future repurchases.

             Common stock dividends of the company may be reinvested under a Dividend Reinvestment and Stock Purchase Plan. Common shares purchased in connection with the plan are currently being acquired through the open market.

             The company has an Executive Restricted Stock Plan for the principal officers of the company and participating subsidiary companies. Grants under the plan are made annually and shares issued are original issue shares of the company, carry transferability restrictions and are subject to performance and forfeiture provisions according to the terms of the plan. The current vesting period for the shares is four years from the date of grant. The company also has a Directors' Restricted Stock Plan through which non-employee directors receive one-third of their combined compensation (exclusive of attendance fees) as directors of the company, Indiana Gas or IEI Investments, Inc. in shares of the company's common stock subject to certain restrictions on transferability. Vesting in the shares occurs over the directors' terms, which are three years. They may also elect to receive the remaining two-thirds of their combined compensation (exclusive of attendance fees) in cash or in shares of the company's common stock which are not subject to restrictions on transferability other than those imposed by federal and state laws. The value of shares under both the Executive and Directors' Restricted Stock Plans can also be transferred to the company's Nonqualified Deferred Compensation Plan once the restrictions on those shares have lifted. On the completion of the merger, as discussed in Note 2, restrictions on shares granted under the Executive Restricted Stock Plan and the Directors Restricted Stock Plans will lift.

             Additionally, under the terms of the company's retirement savings plan, eligible participants may direct a specified percentage of their compensation to be invested in shares of the company's common stock.

             At September 30, 1999, the shares of the company's stock reserved for issuance under each of those plans were as follows:

             Dividend Reinvestment and Stock Purchase Plan         450,764
             Executive Restricted Stock Plan                       388,706
             Directors Restricted Stock Plan                        54,994
             Retirement Savings Plan                                32,466

             The company currently accounts for its Executive Restricted Stock Plan under Accounting Principles Bulletin Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, while applying the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. The number and weighted-average grant-date fair value of shares granted under the plan were as follows:

                                                     1999     1998     1997
                                                    -----    -----    -----
               Shares granted                      15,238   14,303   73,789
               Weighted-average fair value per
                    share at grant date            $23.20   $20.26   $18.55

             Compensation expense related to the Executive Restricted Stock Plan totaled $751,188, $726,712 and $914,680 for 1999, 1998 and 1997,
             respectively. Compensation expense recognized under APB 25 was not different than it would be under SFAS 123.

             Indiana Gas and Indiana Energy also each have 4 million authorized and unissued shares of preferred stock.

             On July 25, 1986, the Board of Directors of Indiana Energy declared a dividend distribution of one common share purchase right for each outstanding share of common stock of Indiana Energy. The distribution was made to shareholders of record August 11, 1986. In addition, one right has been and will be distributed for each share issued following August 11, 1986. On April 26, 1996, the Board of Directors of Indiana Energy authorized the amendment and restatement of the shareholder rights agreement relating to the common share purchase rights, which occurred effective May 31, 1996. If and when the rights become exercisable, each right will entitle the registered holder to purchase from Indiana Energy one share of common stock at a price of $45 per share, subject to certain adjustments described in the rights agreement. The rights become exercisable only when a person or group acquires beneficial ownership of 15 percent or more of Indiana Energy's common stock, or becomes the beneficial owner of an amount of Indiana Energy's common stock (but not less than 10 percent) which the board of directors determines to be substantial and whose ownership the board of directors determines is intended or may be reasonably anticipated, in general, to cause Indiana Energy to take actions determined by the board of directors to be not in Indiana Energy's best long-term interests or when any person or group announces a tender or exchange offer for 15 percent or more of Indiana Energy's common stock.

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

             Under the terms and conditions provided in the rights agreement, Indiana Energy may redeem the rights in whole, but not in part, at a price of $.0075 per right at any time prior to the time a person or group of affiliated or associated persons becomes an acquiring person as defined by the rights agreement. The rights agreement, as amended and restated as of May 31, 1996, was filed with the Securities and Exchange Commission on June 17, 1996, and will remain in effect for an extended term of 10 years. Pursuant to action by the Board of Directors in approving the merger, the rights agreements will not be triggered by this transaction.

             12.  Retirement Plans and Other Postretirement Benefits

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

             Net periodic benefit cost, excluding the 1997 curtailment loss related to the postretirement health care and life insurance plans, consisted of the following components:



                                                      Pension Benefits                         Other Benefits
             Thousands                    1999          1998        1997        1999         1998        1997
             ---------                   ------         -----      ------      ------       ------      -----
             Service cost               $2,033        $1,417      $1,268       $ 882      $   721      $   770
             Interest cost               4,913         4,966       4,847       3,136        3,199        3,311
             Expected return
               on plan assets           (7,310)       (6,757)     (6,606)          -            -            -
             Amortization of
               transition
               obligation (asset)         (316)         (316)       (309)      1,955        1,955        2,280
             Amortization of
               loss (gain)
               and other                   115            78         884        (132)       1,337        1,397
                                          ----           ---        ----       -----       ------       ------
             Net periodic
               benefit cost             $ (565)       $ (612)    $    84       $5,841      $7,212       $7,758
                                        -------       ------     -------       ------      ------       ------


             A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in the company's statement of financial position follows:


                                                                   Pension Benefits                    Other Benefits
             Thousands                                       1999              1998                  1999             1998
             ---------                                      ------            ------                ------           -----
             Benefit obligation at
               beginning of year                          $77,097           $65,977               $48,069         $ 42,883
             Service cost                                   2,033             1,417                   882              721
             Interest cost                                  4,913             4,966                 3,136            3,199
             Actuarial loss
               (gain) and other                            (9,525)            9,197                (5,772)           4,330
             Benefits paid                                 (4,715)           (4,460)               (2,944)          (3,064)
                                                          --------          -------               -------          -------
             Benefit obligation at
               the end of the year                         69,803            77,097                43,371           48,069
                                                          -------           -------               -------          -------

             Fair value of plan assets
               at beginning of year                        97,628            87,801                     -                -
             Actual return on plan assets                   8,179            14,194                     -                -
             Employer contributions                           119                93                 2,944            3,064
             Benefits paid                                 (4,715)           (4,460)               (2,944)          (3,064)
                                                          -------           -------               -------          -------
             Fair value of plan assets
               at end of year                             101,211            97,628                     -                -
                                                          -------           -------                    --               --

             Funded status                                 31,408            20,531               (43,371)         (48,069)
             Unrecognized prior service cost                  459             3,693                     -                -
             Unrecognized net obligation
               (assets) from transition                      (882)           (1,198)               27,375           29,330
             Unrecognized net (gain)
               loss and other                             (26,192)          (19,173)              (12,290)          (6,649)
                                                          -------           -------              --------          -------
             Net amount recognized                        $ 4,793          $  3,853              $(28,286)        $(25,388)
                                                          -------          --------              --------         --------


             Amounts recognized in the statement of financial position consist of:


                                                              Pension Benefits                         Other Benefits
             Thousands                                     1999                1998                 1999            1998
             ---------                                    ------              ------               ------          -----
             Prepaid benefit cost                         $ 7,885          $  8,056                  $  -             $  -
             Accrued benefit liability                     (4,477)           (4,203)              (28,286)         (25,388)
             Intangible asset                               1,385                 -                     -                -
                                                           ------                --                    ---              --
                Net amount recognized                     $ 4,793           $ 3,853              $(28,286)        $(25,388)
                                                          -------           -------              --------         --------


             The aggregate benefit obligation and aggregate fair value of plan assets for pension plans with benefit obligations in excess of plan assets were, in thousands, $5,518 and $0, respectively as of September 30, 1999, and $5,568 and $0, respectively as of September 30, 1998.

             Weighted-average assumptions used in the accounting for these plans were as follows:


                                                Pension Benefits                         Other Benefits
             Thousands                      1999                1998                 1999                1998
             ---------                     ------              ------               ------              -----
             Discount rate                  7.50%               6.75%                7.50%               6.75%
             Expected return
                on plan assets              9.00%               9.00%                  n/a                 n/a
             Rate of compensation
                increase                    5.00%          5% to 5.5%                  n/a                 n/a
             CPI rate                         n/a                 n/a                 3.5%                3.5%


             The assumed health care cost trend rate for medical gross eligible charges used in measuring the postretirement benefit obligation for the health care plan as of September 30, 1999, was 6.5% percent for fiscal 2000. This rate is assumed to decrease gradually through fiscal 2004 to 5.0 percent and remain at that level thereafter.

             A 1.0 percent change in the assumed health care cost trend rates for the company's postretirement health care plan would have the following effects:

             Thousands                                  1% Increase          1% Decrease
             ---------                                  -----------          -----------
             Effect on the aggregate of the service
                and interest cost components                   $ 70              $ ( 63)

             Effect on the postretirement
                benefit obligation                             $775              $ (701)


             The company also has a defined contribution retirement savings plan which is qualified under sections 401(a) and 401(k) of the Internal Revenue Code. During 1999, 1998 and 1997, the company made contributions, in thousands, to this plan of $1,555, $2,165 and $2,360, respectively.

             13.  Commitments

             Estimated capital expenditures for 2000 are $60 million. Lease commitments, in millions, are $2.4 in 2000, $1.6 in 2001, $1.6 in 2002, $1.4 in 2003, $1.0 in 2004 and $3.7 in total for all later years. There are no leases that extend beyond 2036. Indiana Gas has storage and supply contracts that extend up to six years. Total lease expense, in millions, was $2.8 in 1999, $1.7 in 1998 and $2.2 in 1997.

             14.  Income Taxes

             The components of consolidated income tax expense were as follows:


             Thousands                                                 1999             1998           1997
             ---------                                                -----            -----          -----
             Current:
                Federal                                            $20,496          $19,149        $21,459
                State                                                3,184            2,879          3,368
                                                                    ------           ------         ------
                                                                    23,680           22,028         24,827
                                                                   -------          -------        -------
             Deferred:
                Federal                                               (476)           1,435        (11,678)
                State                                                   (4)             156           (940)
                                                                       ---             ----      ---------
                                                                      (480)           1,591        (12,618)
                                                                     -----           ------        -------
             Amortization of investment tax credits                   (930)            (930)          (930)
                                                                     -----          -------        -------
             Other tax credits realized                             (1,515)            (840)          (330)
                                                                   -------          -------        -------
             Consolidated income tax expense                       $20,755          $21,849        $10,949
                                                                   -------          -------        -------


             The recording of  restructuring  costs of $39.5 million in 1997 had
             the  effect  of   decreasing   deferred   income  tax   expense  by
             approximately $15.0 million.

             Effective  income tax rates were 33.20  percent,  35.21 percent and
             34.81 percent of pretax income for 1999, 1998 and 1997, respectively. This compares with a combined federal and state income tax statutory rate of 37.93 percent for all years reported. Individual components of the rate difference for 1999 were not significant except investment tax credits which amounted to (1.5%) and other tax credits which amounted to (2.4 %). Investment tax credits were (1.5%) and (3.0%) for 1998 and 1997, respectively.

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

             Significant components of the company's net deferred tax liability as of September 30, 1999, and 1998, are as follows:

             Thousands                                                 1999             1998
             ---------                                                -----            -----
             Deferred tax liabilities:
                Accelerated depreciation                          $ 51,988         $ 50,775
                Property basis differences                           6,713            6,435
                Acquisition adjustment                               5,908            6,097
                Other                                               (3,285)          (6,792)
             Deferred tax assets:
                Deferred investment tax credit                      (3,180)          (3,533)
                Regulatory income tax asset                          1,039              674
             Less deferred income taxes related
                to current assets and liabilities                    1,748            6,792
                                                                    ------           ------
             Balance as of September 30                           $ 60,931         $ 60,448
                                                                  --------         --------


             Investment tax credits have been deferred and are being credited to income over the life of the property giving rise to the credit. The Tax Reform Act of 1986 eliminated investment tax credits for property acquired after January 1, 1986.

             Energy Realty has several investments in affordable housing and historical rehabilitation projects from which federal tax credits are being realized. Also, see Note 5 for a discussion of federal tax credits associated with IEI Synfuels' investment in Pace Carbon.

             15.  Environmental Costs

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

             Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Based upon the site work completed to date, Indiana Gas believes that a level of contamination that may require some level of remedial activity may be present at a number of the sites. Removal activities have been conducted at several sites and a remedial investigation/feasibility study (RI/FS) has been completed at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management (IDEM), with a Record of Decision (ROD) expected to be issued by IDEM by the end of calendar year 1999. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to IDEM's Voluntary Remediation Program (VRP) and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

             Based upon the work performed to date, Indiana Gas has accrued investigation, remediation, groundwater monitoring and related costs for the sites. Estimated costs of certain remedial actions that may likely be required have also been accrued. Costs associated with environmental remedial activities are accrued when such costs are probable and reasonably estimable. Indiana Gas does not believe it can provide an estimate of the reasonably possible total remediation costs for any site prior to completion of an RI/FS and the development of some sense of the timing for implementation of the site specific remedial alternative, to the extent such remediation is required. Accordingly, the total costs which may be incurred in connection with the remediation of all sites, to the extent remediation is necessary, cannot be determined at this time.

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

             Indiana Gas has filed a complaint in Indiana state court to continue its pursuit of insurance coverage from three insurance carriers, with the trial scheduled for early 2000. As of September 30, 1999, Indiana Gas has recorded settlements from other insurance carriers in an aggregate amount of approximately $15.5 million.
             Subsequent to September 30, 1999, an agreement in principle has been reached with one of these insurers.

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

             16.  Affiliate Transactions

             The obligations of Capital Corp., which handles financing for the company and its non-regulated subsidiaries, are subject to a support agreement between the company and Capital Corp., under which the company has committed to make payments of interest and principal on Capital Corp.'s securities in the event of default. Under the terms of the support agreement in addition to the cash flow of cash dividends paid to the company by any of its consolidated subsidiaries, the non-regulated assets of the company are available as recourse to holders of Capital Corp.'s securities. The carrying value of such non-regulated assets reflected in the consolidated financial statements of the company is approximately $95 million at September 30, 1999.

             ProLiance provides natural gas supply and related services to Indiana Gas. Indiana Gas' purchases from ProLiance for resale and for injections into storage for 1999, 1998 and 1997 totaled $231.9 million, $269.2 million and $306.1 million, respectively.

             ProLiance has a standby letter of credit facility with a bank for letters up to $30 million. This facility is secured in part by a support agreement from Indiana Energy. Letters of credit outstanding at September 30, 1999, totaled $4.75 million.

             CIGMA, LLC provides materials acquisition and related services that are used by the company. The company's purchases of these services during 1999, 1998 and 1997 totaled $18.5 million, $21.3 million and $9.6 million, respectively.

             Reliant Services, LLC provides underground facilities locating, construction and meter reading services that are used by the company. The company's purchases of these services during 1999 totaled $1.0 million.

             Indiana Energy is a one-third guarantor of certain surety bond obligations of Energy Systems Group, LLC. Indiana Energy's share totaled $11.1 million at September 30, 1999.

             Amounts owed to affiliates totaled $20.8 million and $15.6 million at September 30, 1999 and 1998, respectively, and are included in Accounts Payable on the Consolidated Balance Sheets.

             17.  Segment Reporting

             The Company adopted SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" in 1999. SFAS No. 131 establishes standards for the reporting of information about operating segments in financial statements and disclosures about products, services and geographical areas. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-makers in deciding how to allocate resources and in the assessment of performance.

             The operating segments of the Company are defined as: (1) Gas Distribution, which provides local distribution and transportation of natural gas to a diversified base of customers in 284 communities throughout Indiana, (2) Non-regulated operations, which includes the various non-regulated subsidiaries and investments of the Company, and (3) Administrative Services/Other, which provides administrative, financial and technical services to Indiana Energy and its subsidiaries.

             The company's identified operating segments are strategic business units that offer different products and services and which are managed and aligned with the Company's strategic and financial goals. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies (See Note 1). Intersegment sales are generally based on prices that reflect the current market conditions.

             Certain  financial   information   relating  to  IEI's  significant
             segments of business is presented below:

             Year Ended September 30 (in thousands)                  1999                1998           1997(2)
             --------------------------------------------------------------------------------------------------
             Operating revenues:
             Gas Distribution                                   $419,061            $465,644           $530,407
             Non-regulated Operations                              1,824               1,050                 99
             Administrative Services/Other                        31,050              25,679                  -
             --------------------------------------------------------------------------------------------------
             Total                                              $451,935            $492,373           $530,506
             --------------------------------------------------------------------------------------------------


             Interest expense:
             Gas Distribution                                   $ 16,012            $ 16,234           $ 16,774
             Non-regulated Operations                                158                 294                357
             Administrative Services/Other                         1,496                 624                  -
             --------------------------------------------------------------------------------------------------
             Total                                              $ 17,664            $ 17,152           $ 17,131
             --------------------------------------------------------------------------------------------------


             Income Taxes:
             Gas Distribution (1)                               $ 16,967            $ 17,449           $ 7,852
             Non-regulated Operations                              1,460               2,510             2,928
             Administrative Services/Other                         2,336               1,829              (219)
             --------------------------------------------------------------------------------------------------
             Total                                              $ 20,763             $ 21,788          $ 10,561
             --------------------------------------------------------------------------------------------------

             Net income:
             Gas Distribution (1)                               $ 31,377            $ 30,883          $ 13,478
             Non-regulated Operations                              6,551               6,326             7,382
             Administrative Services/Other                         3,883               3,053              (357)
             --------------------------------------------------------------------------------------------------
             Total                                              $ 41,811           $  40,262          $ 20,503
             -------------------------------------------------------------------------------------------------

             Depreciation and amortization expense:
             Gas Distribution                                   $ 34,026            $ 32,353           $ 35,054
             Non-regulated Operations                                 44                  90                108
             Administrative Services/Other                         6,542               5,212                  -
             --------------------------------------------------------------------------------------------------
             Total                                              $ 40,612            $ 37,655           $ 35,162
             --------------------------------------------------------------------------------------------------

             Capital expenditures:
             Gas Distribution                                    $ 60,173           $ 57,335           $ 71,907
             Non-regulated Operations                                   -                -                    -
             Administrative Services/Other                         10,572              8,695                  -
             --------------------------------------------------------------------------------------------------
             Total                                               $ 70,745           $ 66,030           $ 71,907
             --------------------------------------------------------------------------------------------------

             Identifiable assets:
             Gas Distribution                                    $682,524           $642,940          $667,401
             Non-regulated Operations                              48,915             45,322            41,687
             Administrative Services/Other                         67,972             53,525                 -
             -------------------------------------------------------------------------------------------------
             Total                                               $799,411           $741,787          $709,088
             -------------------------------------------------------------------------------------------------

             The following is a reconciliation to the financial statements:


             Year Ended September 30 (in thousands)                  1999                1998              1997
             --------------------------------------------------------------------------------------------------

             Operating revenues:
             Total revenues for segments                        $451,935            $492,373           $530,506
             Elimination of intersegment revenues                (31,472)            (25,939)                53
             --------------------------------------------------------------------------------------------------
             Total Consolidated Revenues                        $420,463            $466,434           $530,559
             --------------------------------------------------------------------------------------------------


             Interest expense:
             Total interest expense for segments                $ 17,664            $ 17,152           $ 17,131
             Elimination of intersegment interest                 (1,007)               (512)                 -
             --------------------------------------------------------------------------------------------------
             Total Consolidated Interest Expense                $ 16,657            $ 16,640           $ 17,131
             --------------------------------------------------------------------------------------------------

             Income Taxes:
             Total income taxes for segments                    $ 20,763            $ 21,788           $ 10,561
             Elimination of intersegment income taxes                 (8)                 61                388
             --------------------------------------------------------------------------------------------------
             Total consolidated income taxes                    $ 20,755            $ 21,849           $ 10,949
             --------------------------------------------------------------------------------------------------

             Net income:
             Total net income for segments                      $ 41,811             $ 40,262          $ 20,503
             Elimination of intersegment net income                  (60)                 (58)                -
             --------------------------------------------------------------------------------------------------
             Total consolidated net income                      $ 41,751             $ 40,204          $ 20,503
             --------------------------------------------------------------------------------------------------

             Identifiable assets:
             Total assets for segments                          $799,411            $741,787          $709,088
             Elimination of intersegment assets                  (22,033)            (24,657)          (18,243)
             --------------------------------------------------------------------------------------------------
             Total consolidated assets                          $777,378            $717,130          $690,845
             --------------------------------------------------------------------------------------------------


               (1) In 1997, Gas Distribution reflects restructuring costs which reduced income taxes by $15.0 million and net income by $24.5 million.

               (2) The Administrative Services segment was formed in October 1997. For the fiscal year 1997, all functions provided by Administrative Services are included in Gas Distribution.

             18.  New Accounting Standards

             For fiscal 1999, the company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information (see Note 17). This statement establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in annual and interim financial reports issued to shareholders.

             In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the effective date of SFAS 133. ProLiance utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. SFAS 133 is now effective for ProLiance in fiscal 2001. ProLiance has not yet quantified the impact of adopting this statement on its financial position or results of operations.

             19.  Summarized Financial Data (Unaudited)

             Summarized quarterly financial data (in thousands of dollars except per share amounts) for 1999 and 1998 are as follows:

             1999: THREE MONTHS ENDED                                  DEC. 31        MAR. 31        JUNE 30       SEP. 30
             Operating revenues                                       $125,241       $161,839        $72,470       $60,913
             Operating income (loss)                                    23,812         44,107          6,409        (4,862)
             Net income (loss)                                          14,276         28,103          3,383        (4,011)
             Basic and diluted earnings (loss) per
              average share of common stock                              $ .48          $ .94        $ .11          $ (.13)

             1998: THREE MONTHS ENDED                                  DEC. 31        MAR. 31        JUNE 30       SEP. 30
             ------------------------                                  -------        -------        -------      --------
             Operating revenues                                       $170,335       $163,286        $70,770       $62,043
             Operating income (loss)                                    31,444         36,843          5,223        (4,542)
             Net income (loss)                                          18,356         23,142          2,711        (4,005)
             Basic and diluted earnings (loss) per
              average share of common stock                              $ .61          $ .77        $ .09          $ (.14)



             Note: Because of the seasonal factors that significantly affect the companies' operations, the results of operations for interim periods within fiscal years are not comparable.


Item 9.        Changes in and Disagreements with Accountants

               None.

Part III


Item 10.      Directors and Executive Officers of the Registrant

              The members of Board of Directors are:

                                                                                                      Has Been a Director of
   Name and                                 Principal Occupation During the Past 5 Years and       Indiana Gas or the Company
 Business Location                 Age                     Other Information (1)                               Since
------------------------------------------------------------------------------------------------------------------------------------
Directors whose terms expire in 2000:

NIEL C. ELLERBROOK                  50      President and Chief Executive Officer of the                           1991
Indianapolis, Indiana                       Company since June, 1999: prior to that President
                                            and Chief Operating Officer of the Company since
                                            October 1997; prior to that time and
                                            since January 1997,  Executive  Vice
                                            President,   Treasurer   and   Chief
                                            Financial  Officer;  prior  to  that
                                            time and since 1986, Vice President,
                                            Treasurer   and   Chief    Financial
                                            Officer.    President    and   Chief
                                            Executive  Officer  of  Indiana  Gas
                                            since  June,  1999:  prior  to  that
                                            President   of  Indiana   Gas  since
                                            October 1997; prior to that time and
                                            since January 1997,  Executive  Vice
                                            President   and   Chief    Financial
                                            Officer;  and prior to that time and
                                            since 1987,  Senior  Vice  President
                                            and Chief Financial Officer.
                                            Mr. Ellerbrook is a Director of Indiana Gas and
                                            IEI Investments. He is also a Director of Fifth
                                            Third Bank, Indiana.


J. TIMOTHY MCGINLEY                 59      Managing Partner and principal owner of House                          1999
Indianapolis, Indiana                       Investments and House Investment Securities, Inc.
                                            Mr. McGinley is also an Indiana Gas and IEI
                                            Investments Director.  He is also a Director of
                                            Bindley Western Industries, Inc.

WILLIAM G. MAYS                     53      President, Mays Chemical Company.  Mr. Mays is an                      1998
Indianapolis, Indiana                       Indiana Gas Director.  He is also a Director of
                                            Anthem, Inc.



JEAN L. WOJTOWICZ                   42      President since 1983 and founder of Cambridge                          1996
Indianapolis, Indiana                       Capital Management Corp. (a consulting and venture
                                            capital firm).  Ms. Wojtowicz is also an IEI
                                            Investments Director.  She is also a Director of
                                            First Internet Bank of Indiana.

                                                                                                      Has Been a Director of
   Name and                                 Principal Occupation During the Past 5 Years and       Indiana Gas or the Company
 Business Location                 Age                     Other Information (1)                               Since
------------------------------------------------------------------------------------------------------------------------------------
Directors whose terms expire in 2001:

PAUL T. BAKER                       59      Executive Vice President and Chief Operating                           1991
Indianapolis, Indiana                       Officer of Indiana Gas since October 1997; prior
                                            to October 1997 and since 1991, Senior Vice
                                            President and Chief Operating Officer of Indiana
                                            Gas. Mr. Baker is also an Indiana Gas Director.

DON E. MARSH                        61      Chairman, President, Chief Executive Officer and                       1986
Indianapolis, Indiana                       Director of Marsh Supermarkets, Inc.  Mr. Marsh is
                                            also an IEI Investments Director. He is also a
                                            Director of National City Bank, Indiana.

RICHARD P. RECHTER                  60      Chairman of the Board of Rogers Group, Inc.;                           1984
Bloomington, Indiana                        President, Chief Executive Officer and Director of
                                            Rogers Management, Inc.; and President, Chief
                                            Executive Officer and Director of Mid-South Stone,
                                            Inc.  Mr. Rechter is also an IEI Investments
                                            Director.  He is also a Director of Monroe County
                                            Bank and Monroe Bancorp.


                                                                                                      Has Been a Director of
   Name and                                 Principal Occupation During the Past 5 Years and       Indiana Gas or the Company
 Business Location                 Age                     Other Information (1)                               Since
------------------------------------------------------------------------------------------------------------------------------------
Directors whose terms expire in 2002:


L. A. FERGER                        65      Chairman of the Company and Indiana Gas since June                     1984
Indianapolis, Indiana                       1999; prior to that and since October 1997,
                                            Chairman and Chief Executive Officer
                                            of  the  Company  and  Indiana  Gas;
                                            prior to that time and since January
                                            1996, Chairman,  President and Chief
                                            Executive Officer of the Company and
                                            Indiana  Gas; and prior to that time
                                            and since 1987,  President and Chief
                                            Executive Officer of the Company and
                                            Indiana  Gas.  Mr.  Ferger is also a
                                            Director  of  Indiana  Gas  and  IEI
                                            Investments.

ANTON H. GEORGE                     40      President since December 1989, and a Director of                       1990
Indianapolis, Indiana                       Indianapolis Motor Speedway Corporation (auto
                                            racing); and President since January 1994,
                                            Executive Vice President since June 1989, and a
                                            Director of Hulman & Company (manufacturer and
                                            distributor of baking powder).  Mr. George is also
                                            an IEI Investments Director.  He is also a
                                            Director of First Financial Corporation.

JAMES C. SHOOK                      68      Mr. Shook is a Director of The Shook Agency, Inc                       1983
Lafayette, Indiana                          (residential, commercial and industrial real
                                            estate brokerage and development),  Crossmann
                                            Communities, Inc. and a member of the advisory
                                            board of Bank One Indiana N.A.  Mr. Shook is also
                                            an IEI Investments Director.

JOHN E. WORTHEN                     66      President, Ball State University, Muncie,                              1997
Muncie, Indiana                             Indiana.  Mr. Worthen is an Indiana Gas Director.
                                            He is also a Director of First Merchants Corp.



(1) Includes, but is not limited to, directorships in corporations with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or which are subject to the requirements of
     Section 15(d) of that Act or in a company registered as an investment company under the Investment Company Act of 1940, as amended.


See Item 4a which is incorporated by reference into this Item 10 for information concerning executive officers.

DIRECTORS' COMPENSATION


Non-employee directors of the Company and of Indiana Gas or Investments receive combined fees totaling $21,000 per year for service on the boards of these companies. The fees are paid under the Directors Restricted Stock Plan approved by the shareholders at their January 13, 1992, meeting. Under the plan, $7,000 of the combined directors' fees paid by the Company and Indiana Gas or Investments to non-employee directors is in the form of restricted shares of the Company. The restricted shares are issued to each non-employee director at the beginning of their three-year term, and the number of restricted shares is determined by dividing $21,000 ($7,000 for each year) by the per share market price of the Company's stock during the period specified in the plan. To receive the restricted shares, a director must consent to the restrictions in writing. Directors may elect to receive the remaining $14,000 in unrestricted shares or in cash. To elect to receive unrestricted shares instead of cash, a director must provide an irrevocable written election to the secretary of the Company before the beginning of the calendar year for which the election relates. Moreover, if during the calendar year a non-employee is elected to fill a vacancy in the board of directors, under the plan, a one time election is permitted to allow the director to receive the balance of that calendar year's compensation in unrestricted shares.

Restricted shares may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution until the first to occur of: (1) the expiration of the director's term of office for which the grant relates; (2) the grantee's death or disability; (3) the termination of the grantee's status as a director pursuant to the mandatory retirement policy for directors; (4) the involuntary termination of the grantee's status as a director; (5) approval by a majority of the other directors of the grantee's voluntary termination of his/her status as a director because of the relocation of his/her principal place of residence outside of Indiana; or (6) a change in control of the Company. In no event, however, are the restricted shares transferable and free of restrictions before the expiration of a six-month period beginning the first day of the director's term of office or, if later, the date of issuance of the shares.

All restricted shares bear a legend citing the restrictions contained in the plan. When the restrictions lapse, the grantee is entitled to have the legend removed from any shares or certificates. Restrictions are lifted automatically upon the expiration of the period to which the restrictions apply. On the completion of the merger, as discussed in Note 2, restrictions on shares granted under the Directors Restricted Stock Plans will lift. If a director voluntarily terminates his/her status as such before the expiration of the period of restriction, any shares still subject to restriction are immediately forfeited.

The Company has reserved 85,919 shares for grant under the plan. As of September 30, 1999, 54,994 shares remain in reserve. Those shares may consist of authorized but unissued shares or shares reacquired by the Company, including shares purchased in the open market. If any shares subject to the grants are forfeited, the forfeited shares become available for reissuance under the plan.

The board may amend, modify, alter or terminate the plan at any time. Amendments, modifications or alterations which would: (1) increase the number of shares reserved for issuance under the plan, (2) materially modify the class of individuals to whom grants of shares may be made, (3) materially modify the manner in which shares are granted, or (4) materially increase the benefits accruing to grantees under the plan, must be approved by the Company's shareholders.

Non-employee directors also receive a fee of $500 for each Company board meeting attended and $500 for each board meeting of Indiana Gas or Investments attended. Each non-employee member of a committee of the board is paid a fee of $1,000 for each meeting of the committee attended, and each non-employee chair of a committee is paid a retainer of $3,000 and an additional fee of $500 for each meeting attended.

There is a unfunded plan under which non-employee directors may defer all or any part of fees received in cash until the occurrence of certain conditions specified in the plan. Under the plan, which has been in place since January 1, 1999, at the election of the participant, amounts deferred are considered for accounting purposes to be invested in one of several measurement funds, including a company phantom stock fund, with returns measured pursuant to formulas specified in the plan. Currently, the investment funds are consistent with the investment funds available under the company's retirement savings plan. This plan replaced a deferred compensation plan that had been in effect since fiscal year 1995.

Item 11.      Executive Compensation


EXECUTIVE COMPENSATION AND OTHER INFORMATION


COMPENSATION

The following tabulation shows for the fiscal years ended September 30, 1997, 1998 and 1999, the compensation paid by the Company and its subsidiaries to each of the six most highly compensated executive officers of the Company (considering for this purpose Mr. Baker and Mr. Hewitt, who were executive officers of Indiana Gas during the past fiscal year, to be executive officers of the Company) in all capacities in which they served.

                           Summary Compensation Table


               (a)                    (b)     (c)               (d)                (e)                (h)                 (i)
                                                                                                   Long-Term
                                                                                                  Compensation         All Other
                                                   Annual Compensation                              Payouts          Compensation
                                   ----------------------------------------------------------- ------------------- ---------------
                                                                              Other Annual
 Name and Principal Position in                                             Compensation (2)    LTIP Payouts (3)
              Group                  Year    Salary          Bonus (1)                                                    (4)
---------------------------------- ---------------------- -------------------------------- ------------------- -------------------

L. A. Ferger,                      1997       $396,692      $  222,577          $  55,052         $   297,232           $39,225
Chairman and Chief Executive       1998        408,481         238,015             48,850             313,468            35,195
Officer (5)                        1999        323,961         293,569             42,157             267,257            37,016


Niel C. Ellerbrook, President      1997        217,923          89,271             21,050             114,419            21,117
and Chief Operating Officer (6)    1998        284,054         107,508             19,658                   0            21,053
                                   1999        339,715         174,132             19,421             215,699            23,112

Paul T. Baker,                     1997        257,785         118,561             20,134              99,068            28,991
Executive V.P. and Chief           1998        260,000         123,881             18,668                   0            26,791
Operating Officer, Indiana Gas     1999        263,577         125,663             18,018             186,760            26,457

Anthony E. Ard,                    1997        147,477          68,485             10,678                                20,037
Sr. V.P.  - Corporate Affairs      1998        149,304          71,526              9,421              58,102            19,068
and Secretary                      1999        161,881          71,206              8,667                   0            20,409
                                                                                                      109,551

Timothy M. Hewitt,                 1997        136,977          50,510              7,577                                14,662
V.P. - Operations and              1998        143,175          53,772              6,810              41,739            15,243
Engineering, Indiana Gas           1999        152,154          54,853              6,407                   0            16,871
                                                                                                       78,667

Carl L. Chapman,                   1997              0          62,519             12,557              81,664                 0
Sr. V.P. & CFO                     1998         87,115               0              9,768                   0             7,406
President, Investments (7)         1999        207,885          28,500              9,965             153,932            18,695


(1) The amounts shown in this column are payments under the Annual Management Incentive Plan. Amounts paid in any fiscal year are attributable to the Company's performance in the prior fiscal year. The following payments (in thousands) were earned in fiscal year 1999 and have been determined and approved for distribution by the Company's compensation committee: L.A. Ferger ($ 227);N. C. Ellerbrook ($204); Paul T. Baker ($ 123); Anthony E. Ard ($ 77); Timothy M. Hewitt ($ 56) and, Carl L. Chapman ($ 120). These payments will be shown in next year's summary compensation tables as fiscal year 2000 Bonus. With the exception of the Chief Executive Officer, these payments were determined based upon the company's financial performance as determined by the consolidated return on equity relative to a peer group of companies, and, with the exception of the Chief Executive Officer, the achievement of individual performance objectives.

(2) The amounts shown in this column are dividends paid on restricted shares issued under the Stock Plan relating to "Long-Term Incentive Compensation".

(3) The amounts shown in this column represent the value of shares issued under the Executive Restricted Stock Plan (Stock Plan) and for which restrictions were lifted in each of those fiscal years. For instance, the amounts shown for fiscal year 1997 represent the value of one-third of the Third Measuring Period shares, including the performance grant, issued under the Stock Plan and for which restrictions were lifted as of September 30, 1997. For fiscal year 1998, in contemplation of additional changes to the Stock Plan, the board of directors approved an amendment to the Stock Plan to postpone the lapsing of the restrictions on shares from September 30, 1998 until February 1, 1999. With the exception of L. A. Ferger, the executive officers consented to the postponement of the lapsing of restrictions on their respective shares; consequently, after 1998 this column only reflects a value for the issuance of shares to Mr. Ferger under the Stock Plan. After the lifting of those restrictions, the executive officers, as a group, held 75,914 restricted shares, with an aggregate market value of those shares as of that date of $1,522,835. Those shares continue to be subject to restrictions imposed by the Stock Plan, and they represent one-third of the initial grant of the Fourth Measuring Period shares, and all of the initial grants of the Fifth and Sixth Measuring Periods. The number and value of restricted shares held by each executive officer on September 30, 1999, follows: L. A. Ferger - 31,528 shares, $632,452; Niel
     C. Ellerbrook - 14,264 shares, $286,136; Paul T. Baker - 13,630 shares, $273,418; Anthony E. Ard - 5,971 shares, $119,778; Timothy M. Hewitt - 4,484 shares, $89,949; and Carl L. Chapman - 6,037 shares, $121,102.

(4) The amounts shown in this column are Company contributions to the Retirement Savings Plan and the dollar value of insurance premiums paid by, or on behalf of, the Company and its subsidiaries with respect to split-dollar life insurance for the benefit of executive officers.

(5) Mr. Ferger retired as Chief Executive Officer of the company and Indiana Gas on May 31, 1999. He continues in his position as Chairman of the Board of Directors Indiana Energy, Inc., Indiana Gas Company, Inc. and IEI Investments, Inc..

(6) Mr. Ellerbrook was elected President and Chief Executive Officer of the Company and Indiana Gas effective June 1, 1999.

(7) Mr. Chapman's compensation reflected in the table for fiscal year 1997 consists of compensation earned prior to, but paid in fiscal year 1997 (column d), dividends received on restricted stock (column e) and the lifting of restrictions on stock previously granted (column h). Mr. Chapman's compensation reflected in the table for fiscal year 1998, began on May 1, 1998, when he ceased his employment with ProLiance and commenced full-time employment as President of Investments.


LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR




                                                                                      Estimated Future Payouts Under Non-Stock
                                                                                                 Price-Based Plans
                                                                                  --------------------------------------------------
                (a)                          (b)                    (c)                 (d)           (e)               (f)
                                                            Performance or Other
                                                               Periods Until                        Target
                                      Number of Shares,    Maturation or Payout      Threshold     Number of     Maximum Number of
  Name and Principal Position in        Units or Other              (2)              Number of      Shares           Shares (5)
               Group                      Rights (1)                                 Shares (3)       (4)
------------------------------------ --------------------- ---------------------- -------------- -------------- --------------------
L. A. Ferger,
Chairman and Chief Executive
Officer                                       3,664                  -                     0           3,664           7,328

Niel C. Ellerbrook,
President and Chief Executive
Officer                                       2,587                  -                     0           2,587           5,174

Paul T. Baker,
Executive V.P. and Chief Operating
Officer, Indiana Gas                          1,681                  -                     0           1,681           3,362

Anthony E. Ard,
Sr. V.P. - Corporate Affairs and
Secretary                                       668                  -                     0             668           1,336

Timothy M. Hewitt,
V. P. - Operations and
Engineering, Indiana Gas                        625                  -                     0             625           1,250


Carl L. Chapman,
Sr. V.P. & CFO,
President, Investments                        2,457                  -                     0           2,457           4,914



(1) This column shows the restricted shares awarded during fiscal year 1999 under the Stock Plan. The market value of the shares on the dates of the grants is determined according to a formula in the Stock Plan based on an average price over a period of time preceding the grant. Dividends are paid directly to the holders of the stock. Included is the initial grant of shares for the Sixth Measuring Period.

(2) The granting of additional shares, if any, and the application of forfeiture provisions depends upon certain measurements of the Company's total return to shareholders in comparison to the total return to shareholders of a predetermined group of comparable companies.

(3) The Sixth Measuring Period initial grant shares, which are included in the total number of shares shown in column (b) and are also set forth in column
     (e), are subject to forfeiture. If the Company's performance compared to the peer group (peer group) during this measuring period places it in the bottom quartile, the executive officers will forfeit all of the shares granted for this period. For fiscal year, 1999, companies in the peer group were as follows: AGL Resources Inc., Atmos Energy Corp., Cascade Natural Gas Corp., CTG Resources, Inc., Eastern Enterprises, Energen Corp., Laclede Gas Co., MCN Energy Group, Inc. (formerly MCN Corp.), National Fuel gas Co., New Jersey Resources Corp., NICOR, Inc., NW Natural, NUI Corp., Pennsylvania Enterprises, Inc., Peoples Energy Corp., Piedmont Natural Gas Co. Inc., Public Service Co. of North Carolina, Inc., South Jersey
     Industries, Inc., SEMCO Energy, Inc., Southern Union Co., Southwest Gas Corp., Southwestern Energy Co., UGI Corp., Washington Gas Light Co. and WICOR, Inc. In fiscal year 1999, Bay State Gas Co. was removed from the peer group, as it was merged out of existence. The companies to be included in the peer group were determined by one of the company's investment bankers and approved by the company's Compensation Committee.

(4) The Sixth Measuring Period initial grant shares, which are the same as the total number of shares in column (b) are presented in this column. If the Company's performance compared to the peer group during this measuring period places it in the middle two quartiles, these shares will vest.

(5) Under the Stock Plan, if the Company's performance compared to the peer group during the Sixth Measuring Period places it in the top quartile, an additional performance grant equal to the original Sixth Measuring Period grant will be made. In that event, the shares shown in column (e) will be doubled.

LONG TERM INCENTIVE COMPENSATION

The purpose of the Stock Plan is to retain and motivate the Company's principal officers and to increase their incentive to work toward the attainment of the Company's long-term growth and profit objectives by providing them with a means of acquiring or increasing their proprietary interests. Under the Stock Plan, the compensation committee recommends to the board of directors, and the non-employee directors determine the executive officers, as well as other principal officers, to whom grants will be made and the percentage of each officers base salary to be used for determining the number of shares to be granted.

To be eligible for a grant, a principal must consent in writing to observe the restrictions imposed on the shares. The shares may not be sold, transferred, pledged, or assigned until restrictions are lifted. For the three-year grants that were provided under the Stock Plan through the end of fiscal year 1997, the restrictions are lifted in 33 1/3 percent increments on the fourth, fifth and sixth anniversaries of the calendar day immediately preceding the first calendar day of the measuring period. On the completion of the merger with SIGCORP, as discussed in Note 2 to the Consolidated Financial Statements, restrictions on shares granted under the Stock Plan will lift.

The granting of additional shares, if any, and the application of the forfeiture provisions, depends upon two primary criteria: (i) certain measurements of the total return of the Company's shareholders in comparison to the total return of shareholders of the companies in the peer group: and (ii) the continued employment of the officer during the period of the restriction.

Effective October 1, 1997, the Stock Plan was amended to provide that grants would be provided on an annual basis instead of every three years. To reflect the change from three-year grants, the percentage of the participant's annual salary that is used to determine the grant is no longer subject to a multiplier of three. Although grants will still be subject to a three year total return performance measuring period, all of the restrictions will be lifted on the fourth anniversary of the calendar day immediately preceding the first calendar day of the measuring period applicable to that grant.


RETIREMENT SAVINGS PLAN

During the past fiscal year, the Company sponsored the Retirement Savings Plan, which covers both bargaining and non-bargaining employees. In general, the Savings Plan permits participants to elect to have not more than 19 percent of their qualified compensation (subject to certain maximums imposed on highly compensated employees by the Internal Revenue Code) invested on a tax-deferred basis in shares of the Company's Common Stock or various investment funds. Non-bargaining participants in the Savings Plan have matching Company contributions made to the plan on their behalf equal to 100 percent of their contributions not in excess of 6 percent of their individual redirected compensation.

The Summary Compensation Table shows the value of contributions made to the plan for executive officers in the column marked "All Other Compensation."

RETIREMENT PLANS

During the past fiscal year, the Company and Indiana Gas each sponsored a defined benefit pension plan covering full-time employees of the Company and certain of its subsidiaries, and of Indiana Gas, respectively, who meet certain age and service requirements. The Company's plan covers salaried employees, including executive officers, and provides fixed benefits at normal retirement age based upon compensation and length of service, the costs of which are fully paid by the employer and are computed on an actuarial basis. The pension plan also provides for benefits upon death, disability and early retirement under conditions specified therein. The remuneration covered by this plan includes all compensation for regular work periods (excluding overtime, bonuses and other forms of additional compensation).

On January 1, 1999, this plan was converted to a cash balance pension plan which provides participants the opportunity to receive lump sum benefits in lieu of fixed monthly benefits. The amount of the lump sum benefit is based on annual accruals which relate to the participant's compensation. In order to ease the transition of the plan conversion, the plan has special grandfather rules applicable to participants at certain service levels and ages to avoid any reduction in their benefits under the plan.

During the past fiscal year, the Company had a supplemental pension plan covering the principal officers of the Company and its subsidiaries. The supplemental pension plan provides fixed benefits at normal retirement age based upon compensation and is computed on an actuarial basis. The supplemental pension plan also provides for benefits upon death, disability and early retirement under conditions specified therein, including service requirements. This supplemental pension plan also provides a reduced benefit to a participant who voluntarily terminates his employment with a participating employer (which may consist of the Company or one or more of its subsidiaries) before normal retirement age (65), but following a change in control of the Company. The remuneration covered by the supplemental pension plan includes all compensation for regular work periods (including incentive payments and other forms of additional compensation).

Upon retirement at or after age 65, any participant in the supplemental pension plan will, in general, be entitled to an annual pension for life which, when added to primary Social Security benefits, defined benefit pension plan benefits, described above, and benefits under the Retirement Savings Plan attributable to contributions by participants' employers, will equal approximately 65 percent of the participant's average annual compensation during the 60 consecutive calendar months immediately preceding the participant's retirement date. The amounts paid under the supplemental pension plan are unfunded and are paid from the general assets of the Company.

The following table illustrates the estimated normal annual retirement benefits payable to a covered participant retiring at age 65 under the supplemental pension plan and under the defined benefit plan based on the specified remuneration and under the Retirement Savings Plan attributable to contributions made by the Company and, as pertinent, one or more of its subsidiaries. The compensation included in the Summary Compensation Table under salary and payments under the annual Incentive Plan qualifies as remuneration for purposes of these plans. The amounts shown do not reflect reductions, which would result from joint and survivor elections.



                                  Pension Table

                         15 or More Years of Service (1)


             Remuneration Level              Amount of Benefits (2)
                $125,000                         $ 81,250
                 150,000                           97,500
                 175,000                          113,750
                 200,000                          130,000
                 225,000                          146,250
                 250,000                          162,500
                 300,000                          195,000
                 350,000                          227,500
                 400,000                          260,000
                 450,000                          292,500
                 500,000                          325,000

(1) The compensation covered by the plans includes the salary and incentive payments shown on the Summary Compensation Table. Years of service are not used in calculating the benefit amount under the Unfunded Supplemental Retirement Plan. The amounts shown above are offset by Social Security and benefits under the Retirement Savings Plan attributable to contributions made by the Company and, as pertinent, one or more of its subsidiaries.

(2) Although the benefit attributable to the Savings Plan may be paid in a single lump sum payment, it has been converted to an annual benefit for purposes of this table. The estimated aggregate annual pension plan benefit may be greater than the amounts in the table to the extent that the Savings Plan benefit, after conversion to an annual benefit and when added to the annual benefit under the applicable defined benefit plan, exceeds the amount specified in the table. Since the Savings Plan has only been in effect for a few years, it is unlikely in the near future that the aggregated Savings Plan benefit and defined benefit plan benefits will exceed the amount specified in the table.

EMPLOYMENT AND TERMINATION BENEFITS AGREEMENTS

The Company, with approval of the board of directors, has entered into three year employment agreements with the executive officers listed in the Summary Compensation Table. Each agreement continues unless notice of termination is given be either party, in which event the agreement will terminate approximately three years from the date of notice. The period between notice and termination is defined as an "employment period" under each agreement. Each officer is entitled to compensation consisting of the annual aggregate base salary or salaries, and such additional compensation as the board determines throughout the employment period. Each agreement is also subject to termination in the event of disability, death, or voluntary retirement by the individual or his termination for cause.

There is also additional termination benefits payable to the executives in the event of their termination for reasons other than disability, death, voluntary retirement or termination for cause. These termination benefits are payable under the following conditions if the employment of an executive is terminated during the employment period:

             The Company terminates the employment of the executive for any reason (other than for cause, death, the executive's attainment of age 65, or the executive's disability): or

             The executive voluntary terminates his employment for good reason (as defined below): or

             The executive voluntarily terminates his employment without reason during the thirty day period immediately following the first anniversary of an acquisition of control of the Company.

For purposes of the employment agreements, the term "good reason" before an acquisition of control means a material breach of the employment agreement by the Company. After an acquisition of control, the term "good reason" means any material change in the terms of the executive's employment with the Company.

The benefits payable to the executive upon the early termination of the employment period include a lump sum payment of the remaining salary payable to the executive if he continued his employment for the duration of the employment period, a minimum bonus or bonuses (determined based on his highest bonus payable to the executive during the immediately preceding three years) for each of the years, or portion thereof, remaining in the employment period and the actuarial equivalent of any benefits which will not be earned by the executive as a result of his termination before the completion of the employment period, including benefits under nonqualified retirement and welfare plans maintained by the Company. In addition, any restricted stock held by the executive will become fully vested. Finally to the extent that payment of the benefits would result in an excise tax payable by the executive under Section 280G of the Internal Revenue Code, the Company will make an additional payment to the executive to offset completely the effect of the excise tax.

The benefits described above apply to all executive officers listed in the Summary Compensation Table other than Timothy M. Hewitt. Mr. Hewitt's benefits are predicated upon a 24 month employment period versus a 36 month period. In addition, Mr. Hewitt is not entitled to the gross-up payment, if applicable, for any excise tax payable under the Internal revenue Code Section 280G.

Item 12.      Securities Ownership of Certain Beneficial Owners and Management

The Company has one class of capital stock outstanding, consisting as of November 30, 1999, of 29,804,590 shares of Common Stock without par value. The number of shares contained in this report reflects adjustments for the four-for-three stock split, which was approved by the board of directors on July 31, 1998, and became effective on October 2, 1998. The holders of the outstanding shares of Common Stock are entitled to one vote for each share held of record on each matter presented to a vote of the shareholders.

In connection with the Company's acquisition of Richmond Gas Corporation ("Richmond") and Terre Haute Gas Corporation ("Terre Haute"), shares of Common Stock of the Company were issued to certain members of the Anton Hulman, Jr. family, certain corporations controlled by them, certain trusts established for their benefit and certain other persons with personal or business relationships with the family (collectively, the "Hulman Interests"). At November 30, 1999, the Hulman Interests beneficially owned an aggregate of 3,615,603 shares of the Company, which comprised 12.13 percent of the Company's outstanding Common Stock. At November 30, 1999, the following beneficial owners held more than 5 percent of the outstanding Common Stock of the Company, the only class of voting securities outstanding:

                                                              Nature of
 Title of     Name and Address of        Number of Shares   Beneficial   Percent
   Class       Beneficial Owner        Beneficially Owned   Ownership   of Class
--------------------------------------------------------------------------------
  Common        Hulman & Company            2,113,247        Voting &     7.09%
               900 Wabash Avenue                            Investment
           Terre Haute, Indiana 47807



As a result of the attribution to certain persons of shares held by Hulman & Company, the following persons are deemed to be beneficial owners of more than 5 percent of the outstanding Common Stock of the Company:

  Title of           Name of             Number of Shares       Percent of
    Class        Beneficial Owner       Beneficially Owned         Class
 ----------      ----------------       ------------------      --------
   Common         Mari H. George            2,691,469              9.03%
   Common        Anton H. George            2,415,603              8.11%
   Common      Katherine M. George          2,122,133              7.12%
   Common        Laura L. George            2,415,603              8.11%
   Common        Nancy L. George            2,123,184              7.12%
   Common      M. Josephine George          2,119,193              7.11%



The number of shares held beneficially by Mari H. George, Anton H. George, Katherine M. George, Nancy L. George and M. Josephine George each includes 2,113,247 shares held by Hulman & Company as to which each, as a director of Hulman & Company, may be deemed to share voting power and investment power. The number of shares held beneficially by Mari H. George and Anton H. George each includes 289,864 shares held by Rose-Hulman Institute of Technology
("Rose-Hulman") as to which Anton H. George, as a member of the Investment Management Committee of the Board of Trustees of Rose-Hulman, and as to which Mari H. George, as a member of the Board of Trustees, may be deemed to share voting power and investment power, and as to which each disclaims beneficial ownership. Laura L. George is the wife of Anton H. George, and the shares listed for her are those beneficially owned by Mr. George. Laura L. George disclaims beneficial ownership of all such shares. The information furnished here regarding beneficial ownership is derived from the Schedule 13D, as amended most recently on June 29, 1994, filed by the Hulman Interests with the Securities and Exchange Commission, and Forms 3, 4 and 5 filed through September 30, 1999. The filing of the Schedule 13D by the Hulman Interests did not affirm the existence of a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934 or the regulations promulgated under it.

The following table sets forth the number of shares of Common Stock of the Company beneficially owned by the directors, the chief executive officer, the five additional named executive officers, and all directors and executive officers as a group, as of September 30, 1999. Except as otherwise indicated, each individual has sole voting and investment power with respect to the shares listed below.

    Name of Individuals or Identity of Group       Shares Owned Beneficially (1)
    ----------------------------------------       -----------------------------
       ANTHONY E. ARD                                      27,229  (2)(3)
       Indianapolis, Indiana
       PAUL T. BAKER                                       48,471  (2)
       Indianapolis, Indiana
       CARL L. CHAPMAN                                     21,054  (2)(4)
       Indianapolis, Indiana
       NIEL C. ELLERBROOK                                  49,021  (2)(5)
       Indianapolis, Indiana
       L. A. FERGER                                       137,529  (2)(7)
       Indianapolis, Indiana
       ANTON H. GEORGE                                  2,415,603  (1)(6)
       Indianapolis, Indiana
       TIMOTHY M. HEWITT                                   17,161  (2)(3)(4)
       Indianapolis, Indiana
       DON E. MARSH                                         9,287  (6)
       Indianapolis, Indiana
       WILLIAM G. MAYS                                      1,395  (6)
       Indianapolis, Indiana
       J. TIMOTHY MCGINLEY                                  2,311  (6)
       Indianapolis, Indiana
       RICHARD P. RECHTER                                  11,676  (3)(6)
       Bloomington, Indiana
       JAMES C. SHOOK                                      57,488  (6)(8)
       Lafayette, Indiana
       JEAN L. WOJTOWICZ                                    2,472  (6)
       Indianapolis, Indiana
       JOHN E. WORTHEN                                      1,574  (6)
       Muncie, Indiana
       All directors and executive officers             2,802,271  (1)
       as a group (14 persons)


(1) Except for Anton H. George, no director or executive officer owned beneficially as of September 30, 1999, more than .46 percent of Common Stock of the Company. Excluding Anton H. George, all directors and executive officers owned beneficially an aggregate of 386,668 shares or
     1.30 percent of Common Stock of the Company outstanding as of that date. The beneficial ownership by Anton H. George of 2,415,603 shares or 8.11 percent of Common Stock of the Company is discussed above in "Voting Securities".

(2) Includes shares awarded to Messrs. Ard, Baker, Chapman, Ellerbrook, Ferger and Hewitt under the Company Executive Restricted Stock Plan, which are subject to certain transferability restrictions and forfeiture provisions.

(3) Some or all of the shares owned by Messrs. Ard, Hewitt and Rechter are owned jointly with their wives.

(4) As of May 1, 1998, when he returned to Investments on a full-time basis, Mr. Chapman resumed his status as a named executive officer of Company.

(5) Includes 1,170 shares held by Mr. Ellerbrook's wife, and he disclaims beneficial interest therein.

(6) Includes shares granted to non-employee directors under the Company Directors Restricted Stock Plan, some of which shares are subject to certain transferability restrictions and forfeiture provisions.

(7) Includes 77,571 shares held in a family limited partnership, in which Mr. Ferger is a general partner and owns limited partnership interests. Mr. Ferger shares voting and investment power over these shares with his wife.

(8) Includes 2,000 shares held by Mr. Shook's wife, and he disclaims beneficial interest therein.

MERGER AND RELATED MATTERS

At the time the merger agreement among SIGCORP, Indiana Energy and Vectren was executed, Indiana Energy and SIGCORP entered into cross option agreements. See
Item 7 - Other Operating Matters for more information about this merger. The first, entitled "SIGCORP Inc. Stock Option Agreement" grants an option to Indiana Energy to purchase 4,702,483 SIGCORP common shares. The SIGCORP Option Agreement provides for an exercise price of $29.70 per SIGCORP common share. The second, entitled "Indiana Energy, Inc. Stock Option Agreement" grants an option to SIGCORP to purchase 5,927,524 Indiana Energy common shares. The Indiana Energy Option Agreement provides for an exercise price of $22.27 per Indiana Energy common share. Neither Indiana Energy nor SIGCORP paid any consideration in connection with the Option agreements other than the execution of the merger agreement.

The Indiana Energy Option and the SIGCORP Option may be exercised at any time after the merger agreement becomes terminable as a result of a "Trigger Event." A Trigger Event is:

     1) a material breach of any material representation or warranty or any covenant or agreement under the merger agreement: or,

     2)   any one of the following,

      the expiration of the merger agreement,

          o receipt by a party of a competing bid which the board of directors of that party determines must, in the exercise of their fiduciary duties, be accepted,

          o failure to obtain shareholder approval of the merger: withdrawal or modification of the recommendation of the Indiana Energy board or the SIGCORP board that the shareholders approve the merger,

          o the acquisition by a third party of more than 25% of the voting power of Indiana Energy or SIGCORP: or

          o failure to approve replacement executive officers of Vectren if the officers contemplated by the merger agreement are unable or unwilling to serve, provided that in each case, Indiana Energy or SIGCORP fails to reject a third party tender or exchange offer.

Upon exercise of the SIGCORP or the Indiana Energy Option, the exercising company would own up to 16.6% of the outstanding common shares of the other company.

The Indiana Energy and SIGCORP Option terminate upon the earliest of the effective time of the merger;

     the termination of the merger agreement for reasons other than a Trigger Event; or

          o 180 days following the termination of the merger agreement upon or during the continuance of a Trigger Event (or if the option cannot be exercised at the end of the 180 day period due to legal action, until ten business days after the impediment is removed, but in no event later than June 11, 2002).

Item 13.      Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The disclosure contained in this Section is not required pursuant to Item 404 of Regulation S-K. On December 29, 1995, IGC Energy, an indirect, wholly owned subsidiary of the Company, entered into a subscription agreement to purchase an interest in a limited partnership known as the Cambridge Ventures, L.P. (Partnership) ("CVLP"). CVLP is licensed by the United States Small Business Administration as a small business investment company. As such, CVLP operates as a venture fund and invests in equities, debt securities with equity participation and secured short and long-term loans; CVLP also participates in other funds. IGC Energy has invested a total of $275,000 in CVLP, which represents, in the opinion of the board of directors, a fair and reasonable investment for IGC Energy. IGC Energy holds ten (10) out of the two hundred and nineteen (219) partnership units that have been sold in CVLP as of December 31, 1997. On January 26, 1996, Jean L. Wojtowicz was elected to the board of directors of the Company. Ms. Wojtowicz is also an Investments Director. Ms. Wojtowicz owns six (6) units in CVLP.

Part IV



Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

              The following documents are filed as part of this report:

     (a)-1    Financial Statements
                                                                Location in 10-K

              Report of Independent Public Accountants                Item 8

              Consolidated Statements of Income - 1999,
              1998 and 1997                                           Item 8

              Consolidated Statements of Cash Flows - 1999,
              1998 and 1997                                           Item 8

              Consolidated Balance Sheets at September 30,
              1999 and 1998                                           Item 8

              Consolidated Statements of Common Shareholders'
              Equity - 1999, 1998 and 1997                            Item 8

              Consolidated Schedules of Long-Term Debt
              as of September 30, 1999 and 1998                       Item 8

              Notes to Financial Statements                           Item 8

     (a)-2    Financial Statement Schedules

              Report of Independent Public Accountants on Schedules

              Schedule II.      Valuation and Qualifying
                                Accounts - 1999, 1998 and 1997

     (a)-3    Exhibits

              See Exhibit Index

     (b)      Reports on Form 8-K

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

                               Item 5.   Other Events

                               Item 7.   Exhibits

                                    99 Financial Analyst Report - Third Quarter
                                       1999

              On October 29, 1999, Indiana Energy and Indiana Gas filed a Current Report on Form 8-K with respect to the release of summary financial information to the investment community regarding Indiana Energy's consolidated results of operations, financial position and cash flows for the three- and twelve-month periods ended September 30, 1999.
              Items reported include:

                               Item 5.   Other Events

                               Item 7.   Exhibits

                                    99 Financial Analyst Report and Press
                                       Release - Fourth Quarter 1999

              On  November  22,  1999,  Indiana  Energy and  Indiana Gas filed a
              Current   Report   on  Form  8-K  with   respect   to  a   analyst
              teleconference call., held on November 21, 1999.

                                 Item 5. Other Events

                                 Item 7. Exhibits

                                 99.01 Analyst script teleconference call
                                       dated November 21, 1999

             On December 15, 1999, Indiana Energy filed a Current Report on Form 8-K with respect to the signing of an Asset Purchase Agreement between Indiana Energy and Dayton Power & Light Co., Inc. Items reported include:

                               Item 5.   Other Events

                               Item 7.   Exhibits

                               99.1 Press release announcing Asset Purchase
                                    Agreement dated December 15, 1999.


              On December 15, 1999, Indiana Energy filed a Current Report on Form 8-K with respect to an Analyst Call Script announcing the signing of an Asset Purchase Agreement between Indiana Energy and Dayton Power & Light Company.
              Items reported include:

                               Item 5.   Other Events

                               Item 7.   Exhibits

                                    99.1  Analyst Call Script for telephone
                                          conference held December 15, 1999.

              On December 16, 1999, Indiana Energy filed a Current Report on Form 8-K with respect to the First Amendment to the Agreement and Plan of Merger with SIGCORP, Inc. Items reported include:

                               Item 5.   Other Events

                               Item 7.   Exhibits

                                    2     Amendment No. 1 dated December 14,
                                          1999, to the Agreement and Plan of
                                          Merger dated as of June 11, 1999,
                                          among Indiana Energy, Inc., SIGCORP,
                                          Inc. and Vectren Corporation.

              On December 17, 1999 Indiana Energy filed a Current Report on Form 8-K announcing the results of the special shareholders meeting held on December 17, 1999 to approve the merger of Indiana Energy, Inc. and SIGCORP.

                               Item 5. Other Events

                               Item 7. Exhibits

                                    99.1  Presentation schedules provided to
                                          shareholders at special shareholders
                                          meeting of December 17, 1999


             On December 28, 1999, Indiana Energy filed a Current Report on Form 8-K with respect to the filing of the Asset Purchase Agreement with Dayton Power and Light Co., Inc.and the execution of a commitment letter pertaining to a 364-Day Revolving Credit Facility.


                               Item 5. Other Events

                               Item 7. Exhibits

                                    2     Asset Purchase Agreement between
                                          Indiana Energy, Inc., Dayton Power and
                                          Light Company, and Number-3CHK dated
                                          December 14, 1999

                                    99.1  Commitment letter between Indiana
                                          Energy, Inc and Merrill Lynch Capital
                                          Corporation for a 364 -Day Revoloving
                                          Credit Facility dated December 16,
                                          1999.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              INDIANA ENERGY, INC.



Dated December 29, 1999                       /s/ Niel C. Ellerbrook
                                              ----------------------------------
                                              Niel C. Ellerbrook, President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                        Title                         Date

/s/ Niel C. Ellerbrook    President, Chief Executive         December 29, 1999
-----------------------   Officer and Director
Niel C. Ellerbrook


/s/ Carl L. Chapman       Senior Vice President and
-----------------------   Chief Financial Officer            December 29, 1999
Carl L. Chapman



/s/ Jerome A. Benkert     Vice President and Controller      December 29, 1999
-----------------------
Jerome A. Benkert

/s/ Lawrence A. Ferger    Chairman and Director              December 29, 1999
-----------------------
Lawrence A. Ferger



/s/ Paul T. Baker         Director                           December 29, 1999
-----------------------
Paul T. Baker



/s/ Anton H. George       Director                           December 29, 1999
-----------------------
Anton H. George



/s/ Don E. Marsh          Director                           December 29, 1999
-----------------------
Don E. Marsh



/s/ William G. Mays       Director                           December 29, 1999
-----------------------
William G. Mays



/s/ J. Timothy McGinley   Director                           December 29, 1999
-----------------------
J. Timothy McGinley



/s/ Richard P. Rechter    Director                           December 29, 1999
-----------------------
Richard P. Rechter



/s/ James C. Shook        Director                           December 29, 1999
-----------------------
James C. Shook



/s/ Jean L. Wojtowicz     Director                           December 29, 1999
-----------------------
Jean L. Wojtowicz



/s/ John E. Worthen       Director                           December 29, 1999
-----------------------
John E. Worthen

                                  EXHIBIT INDEX


Exhibit No.                 Description                                   Reference

2-A           Agreement and Plan of Merger dated as              Exhibit 2 to Indiana
              of June 11, 1999, among Indiana Energy,            Energy's Current Report on
              Inc., SIGCORP, Inc. and Vectren                    Form 8-K dated as of June
              Corporation.                                       11, 1999, and filed as of
                                                                 June 15, 1999.

2-B           Amendment No.1, dated December 14, 1999            Exhibit 2 to Indiana
              to Agreement and Plan of Merger (Set               Energy's Current Report on
              forth in 2-A, above)                               Form 8-K dated as of
                                                                 December 16, 1999, and filed as of
                                                                 December 16, 1999.

2-C           Asset Purchase Agreement dated December            Exhibit 2 and 99.1 to
              14, 1999 between Indiana Energy, Inc.,             Indiana Energy, Inc.
              Dayton Power and Light Co., Inc. and               Current Report on Form 8-K
              Number -3CHK with commitment letter for            dated as of December 14,
              364-Day Credit Facility dated December             1999 and filed as of
              16, 1999                                           December 28, 1999.

3-A           Amended and Restated Articles of                   Exhibit 3-A to Indiana
              Incorporation.                                     Energy's Quarterly Report
                                                                 on Form 10-Q for the
                                                                 quarterly period ended
                                                                 December 31, 1997.

3-B           Amended and Restated Code of By-Laws.              Exhibit 3-A to Indiana
                                                                 Energy's Quarterly Report on Form
                                                                 10-Q for the quarterly period
                                                                 ended March 31, 1997.

4-A           Applicable provisions of Indiana                   Exhibit 3-A to Indiana
              Energy's Amended and Restated Articles             Energy's 1993 Annual
              of Incorporation, as amended, as set               Report on Form 10-K.
              forth as Exhibit 3-A above.

4-B           Amended and Restated Rights Agreement              Exhibit 1 to Indiana Energy's
              between Indiana Energy and Continental             Amendment to its Registration
              Bank, N.A. (Now First Chicago Trust                Statement on Form 8-A, filed
              Company of New York), as Rights Agent,             June 17, 1996.
              including form of Right Certificate,
              dated as of July 30, 1986,  as amended
              and restated as of December 8, 1989 and
              as further amended and restated as of
              May 31, 1996.

4-C           Indenture dated February 1, 1991,                  Exhibit 4(a) to Indiana Gas
              between Indiana Gas and Continental                Company, Inc.'s Current Report on
              Bank, National Association.                        Form 8-K dated February 1, 1991,
                                                                 and filed February 15, 1991; First
                                                                 Supplemental Indenture thereto
                                                                 dated as of February 15, 1991,
                                                                 (incorporated by reference to
                                                                 Exhibit 4(b) to Indiana Gas
                                                                 Company, Inc.'s Current Report on
                                                                 Form 8-K dated February 1, 1991,
                                                                 and filed February 15, 1991);
                                                                 Second Supplemental Indenture
                                                                 thereto dated as of September 15,
                                                                 1991, (incorporated by reference
                                                                 to Exhibit 4(b) to Indiana Gas
                                                                 Company, Inc.'s Current Report on
                                                                 Form 8-K dated September 15, 1991,
                                                                 and filed September 25, 1991);
                                                                 Third Supplemental Indenture
                                                                 thereto dated as of September 15,
                                                                 1991 (incorporated by reference to
                                                                 Exhibit 4(c) to Indiana Gas
                                                                 Company, Inc.'s Current Report on
                                                                 Form 8-K dated September 15, 1991
                                                                 and filed September 25, 1991);
                                                                 Fourth Supplemental Indenture
                                                                 thereto dated as of December 2,
                                                                 1992, (incorporated by reference
                                                                 to Exhibit 4(b) to Indiana Gas
                                                                 Company, Inc.'s Current Report on
                                                                 Form 8-K dated December 1, 1992,
                                                                 and filed December 8, 1992);
                                                                 Officers' Certificate pursuant to
                                                                 Section 301 of the Indenture dated
                                                                 as of April 5, 1995, (incorporated
                                                                 by reference to Exhibit 4(a) to
                                                                 Indiana Gas Company, Inc.'s
                                                                 Current Report on Form 8-K dated
                                                                 and filed April 5, 1995); and
                                                                 Officers' Certificate pursuant to
                                                                 Section 301 of the Indenture dated
                                                                 as of November 19, 1997
                                                                 (incorporated by reference to
                                                                 Exhibit 4 to Indiana Gas Company,
                                                                 Inc.'s Report on Form 8-K dated
                                                                 November 19, 1997 and filed
                                                                 December 5, 1997); Officer's
                                                                 Certificate pursuant to Section
                                                                 301 of the Indenture dated as of
                                                                 August 13, 1999 (incorporated by
                                                                 reference to Exhibit 4 to Indiana
                                                                 Gas Company Inc.,'s Current Report
                                                                 on Form 8-K dated August 13, 1999,
                                                                 and filed August 17, 1999.)




4-D           Indiana Energy, Inc. Stock Option                  Exhibit 4.1 to Indiana
              Agreement dated as of June 11, 1999.               Energy's Current Report on
                                                                 Form 8-K dated as of June
                                                                 11, 1999, and filed as  of
                                                                 June 15, 1999.

4-E           SIGCORP, Inc. Stock Option Agreement               Exhibit 4.2 to Indiana
              dated as of June 11, 1999.                         Energy's Current Report on
                                                                 Form 8-K dated as  of June
                                                                 11, 1999, and filed as  of
                                                                 June 15, 1999.

10-A          Employment Agreement between Indiana               Exhibit 10-A to Indiana
              Energy, Inc. and Lawrence A. Ferger,               Energy's Quarterly Report
              effective January 1, 1999.                         on Form 10-Q for the
                                                                 quarterly period ended
                                                                 December 31, 1998.

10-B          Employment Agreement between Indiana               Exhibit 10-B to Indiana
              Energy, Inc. and Niel C. Ellerbrook,               Energy's Quarterly Report
              effective January 1, 1999.                         on Form 10-Q for the
                                                                 quarterly period ended
                                                                 December 31, 1998.


10-C          Employment Agreement between Indiana               Exhibit 10-C to Indiana
              Energy, Inc. and Paul T. Baker,                    Energy's Quarterly Report
              effective January 1, 1999.                         on Form 10-Q for the
                                                                 quarterly period ended
                                                                 December 31, 1998.

10-D          Employment Agreement between Indiana               Exhibit 10-D to Indiana
              Energy, Inc. and Anthony E. Ard,                   Energy's Quarterly Report
              effective January 1, 1999.                         on Form 10-Q for the
                                                                 quarterly period ended
                                                                 December 31, 1998.

10-E          Employment Agreement between Indiana               Exhibit 10-E to Indiana
              Energy, Inc. and Carl L. Chapman,                  Energy's Quarterly Report
              effective January 1, 1999.                         on Form 10-Q for the
                                                                 quarterly period ended
                                                                 December 31, 1998.

10-F          Employment Agreement between Indiana               Exhibit 10-F to Indiana
              Energy, Inc. and Timothy M. Hewitt,                Energy's Quarterly Report
              effective January 1, 1999.                         on Form 10-Q for the
                                                                 quarterly period ended
                                                                 December 31, 1998.

10-G          Employment Agreement between Indiana               Filed herewith.
              Energy, Inc. and Jerome A. Benkert,
              effective January 1, 1999.

10-H          Employment Agreement between Indiana               Filed herewith.
              Energy, Inc. and Ronald E. Christian,
              effective July 30, 1999.

10-I          Indiana Energy, Inc. Unfunded                      Exhibit 10-G to Indiana
              Supplemental Retirement Plan for a                 Energy's Quarterly Report
              Select Group of Management Employees as            on Form 10-Q for the
              amended and restated effective December            quarterly period ended
              1, 1998.                                           December 31, 1998.

10-J          Indiana Energy, Inc. Nonqualified                  Exhibit 10-H to Indiana
              Deferred Compensation Plan effective               Energy's Quarterly Report
              January 1, 1999.                                   on Form 10-Q for the
                                                                 quarterly period ended
                                                                 December 31, 1998.

10-K          Amendment to Indiana Energy, Inc. Executive        Exhibit 10-I to Indiana
              Restricted Stock Plan effective December           Energy's Quarterly Report
              1, 1998.                                           on Form 10-Q for the
                                                                 quarterly period ended
                                                                 December 31, 1998.

10-L          Indiana Energy, Inc. Annual Management             Exhibit 10-D to Indiana
              Incentive Plan effective October 1,                Energy's 1987 Annual
              1987.                                              Report on Form 10-K.

10-M          First Amendment to the Indiana Energy,             Exhibit 10-Q to Indiana
              Inc. Annual Management Incentive Plan              Energy's 1998 Annual
              (set forth in 10-L above) effective                Report on Form 10-K.
              October 1, 1997.

10-N          Amendment to Indiana Energy, Inc. Directors'       Exhibit 10-J to Indiana
              Restricted Stock Plan, effective                   Energy's Quarterly Report
              December 1, 1998.                                  on Form 10-Q for the
                                                                 quarterly period ended
                                                                 December 31, 1998.




Exhibit No.                 Description                                   Reference

10-O          Fundamental Operating Agreement of                 Exhibit 10-B to Indiana
              ProLiance Energy, LLC between IGC                  Energy's Quarterly Report
              Energy, Inc. and Citizens By-Products              on Form 10-Q for the
              Coal Company, effective March 15, 1996.            quarterly period ended
                                                                 March 31, 1996.

10-P          Formation Agreement among Indiana                  Exhibit 10-C to Indiana
              Energy, Inc., Indiana Gas Company,                 Energy's Quarterly Report
              Inc., IGC Energy, Inc., Indiana Energy             on Form 10-Q for the
              Services, Inc., Citizens Gas & Coke                quarterly period ended
              Utility, Citizens By-Products Coal                 March 31, 1996.
              Company, Citizens Energy Services
              Corporation,  and ProLiance Energy,  LLC,
              effective March 15, 1996.

10-Q          Gas Sales and Portfolio Administration             Exhibit 10-C to Indiana
              Agreement between Indiana Gas Company,             Gas' Quarterly Report on
              Inc. and ProLiance Energy, LLC,                    Form 10-Q for the
              effective March 15, 1996, for services             quarterly period ended
              to begin April 1, 1996.                            March 31, 1996.


10-R          Amended appendices to the Gas Sales and            Exhibit 10-A to Indiana
              Portfolio Administration Agreement between         Gas' Quarterly Report on
              Indiana Gas Company, Inc. and ProLiance            Form 10-Q for the
              Energy, LLC effective November 1, 1998.            quarterly period ended
                                                                 March 31, 1999.

10-S          Amended appendices to the Gas Sales and            Exhibit 10-V to Indiana
              Portfolio Administration Agreement between         Gas' 1999 Annual Report on
              Indiana Gas Company, Inc. and ProLiance            Form 10-K.
              Energy, LLC, effective November 1, 1999.

10-T          Indiana Energy, Inc. Executive Restricted           Exhibit 10-O to Indiana
              Stock Plan as amended and restated effective       Energy, Inc.'s 1998 Annual
              October 1, 1998                                    report on Form 10-K.

10-U          Indiana Energy, Inc. Director's Restricted          Exhibit 10-B to Indiana
              Stock Plan as amended and restated effective       Energy, Inc.'s Quarterly
              May 1, 1997                                        Report on Form 10-Q for
                                                                 the quarterly period ended
                                                                 June 30, 1997.

21            Subsidiaries of Indiana Energy, Inc.              Filed herewith.

23            Consent of Independent Public Accountants         Filed herewith.

27            Financial Data Schedule                           Filed herewith.


                              INDIANA ENERGY, INC.
                            AND SUBSIDIARY COMPANIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            YEARS ENDED SEPTEMBER 30


                           Col. A            Col B.     Col C.                Col. D          Col. E      Col. F      Col. G
                                                                            Additions        Deductions

                                                                                             For Purposes
                                                                   Charged to                  For Which
                                                       Beginning    Costs and                  Reserves     Other       Ending
                         Description          Year      Balance     Expenses        Other    Were Created  Changes      Balance

RESERVE DEDUCTED FROM APPLICABLE ASSET
       Reserve for uncollectible accounts    1997      $1,853        2,655           -         2,724         -         $1,784
                                             1998      $1,784        3,470           -         4,354         -           $900
                                             1999        $900        2,580           -         2,747         -           $733

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Indiana Energy, Inc.:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Item 8, in this Form 10-K, and have issued our report thereon dated October 29, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)-2 are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
Arthur Andersen LLP

Indianapolis, Indiana
October 29, 1999