Form 10-K405/A
period 1999-09-30
INDIANA ENERGY INC
filed 2000-01-07
CIK 780859

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K/A

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

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              INDIANA ENERGY, INC.



Dated January 6, 2000                         /s/ Jerome A. Benkert, Jr.
                                              ----------------------------------
                                              Jerome A. Benkert, Jr., Vice
                                              President and Controller

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

10-G          Employment Agreement between Indiana               Exhibit 10-G to Indiana
              Energy, Inc. and Jerome A. Benkert,                Energy's 1999 Annual Report
              effective January 1, 1999.                         on Form 10-K.

10-H          Employment Agreement between Indiana               Exhibit 10-H to Indiana
              Energy, Inc. and Ronald E. Christian,              Energy's 1999 Annual Report
              effective July 30, 1999.                           on Form 10-K.

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

21            Subsidiaries of Indiana Energy, Inc.              Exhibit 21 to Indiana Energy, Inc.'s
                                                                1999 Annual Report on Form 10-K.

23            Consent of Independent Public Accountants         Filed herewith.

27            Financial Data Schedule                           Exhibit 27 to Indiana Energy, Inc.'s
                                                                1999 Annual Report on Form 10-K.
