Form 10-Q
period 1999-12-31
INDIANA ENERGY INC
filed 2000-02-14
CIK 780859

February 14, 2000



Securities and Exchange Commission
Operations Center
6432 General Green Way
Alexandria, VA  22312-2413

Gentlemen:

We are transmitting herewith Indiana Energy, Inc.'s
Quarterly Report on Form 10-Q for the quarter ended
December 31, 1999, pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934.

Very truly yours,


/s/Pia M. O'Connor
Pia M. O'Connor

PMO:tmw

Enclosures


          SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

Yes   X      No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - Without par value     29,804,590     January 31,2000
              Class               Number of shares        Date


                   TABLE OF CONTENTS

Part I - Financial Information

    Consolidated Balance Sheets
      at December 31, 1999, and 1998
      and September 30, 1999

    Consolidated Statements of Income
      Three Months Ended December 31, 1999 and 1998, and Twelve Months Ended December 31, 1999 and 1998

    Consolidated Statements of Cash Flows
      Three Months Ended December 31, 1999 and 1998, and Twelve Months Ended December 31, 1999 and 1998

    Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Results of
      Operations and Financial Condition

    Quantitative and Qualitative Disclosure about Market Risk

Part II - Other Information

    Item 1 - Legal Proceedings

    Item 4 - Submission of Matters to Vote of Security Holders

    Item 6 - Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             INDIANA ENERGY, INC.
                           AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                     Assets
                             (Thousands- Unaudited)


                                              December 31         September 30
                                           1999        1998           1999

Current Assets
    Cash and cash equivalents           $   1,255     $     20     $     20
    Accounts receivable, less reserves
        of $1,739, $1,749 and $733,
        respectively                       37,256       28,610       16,895
    Accrued unbilled revenues              36,634       40,577        8,136
    Liquefied petroleum gas - at
        average                               815          892          810
    Gas in underground storage - at
        last-in, first-out cost
        (See Note 7)                       11,627       18,150        9,501
    Prepaid gas delivery service           20,937            -       25,810
    Prepayments and other                  14,926       10,734       13,479
                                          123,450       98,983       74,651

Investments in Unconsolidated
        Affiliates                         43,341       33,336       44,315

Utility Plant
    Original cost                       1,005,304      946,602      990,780
    Less - accumulated depreciation
        and amortization                  407,887      376,133      398,912
                                          597,417      570,469      591,868

NonUtility Plant
    Original cost                          64,066       58,456       63,626
    Less - accumulated depreciation
        and amortization                   20,562       14,219       18,815
                                           43,504       44,237       44,811

Deferred Charges
    Unamortized debt discount
        and expense                        11,906       12,653       11,954
    Regulatory income tax asset             2,741        1,778        2,741
    Other                                  10,526        5,602        7,038
                                           25,173       20,033       21,733

                                        $ 832,885     $767,058     $777,378


The accompanying notes are an integral part of these statements.



                                      INDIANA ENERGY, INC.
                                   AND SUBSIDIARY COMPANIES

                                  CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
                                    (Thousands - Unaudited)


                                                              December 31          September 30
                                                            1999        1998           1999
Current Liabilities
    Maturities and sinking fund requirements
        of long-term debt                                $    180      $ 10,174     $    180
    Notes payable and commercial paper                     99,072        56,475       86,521
    Accounts payable                                       31,759        29,677       26,311
    Refundable gas costs                                   10,204        14,343       11,192
    Customer deposits and advance payments                 11,817        22,416       14,713
    Accrued taxes                                          16,536        10,127       12,860
    Accrued interest                                        5,274         4,984        1,182
    Other current liabilities                              24,938        26,840       26,386
                                                          199,780       175,036      179,345

Deferred Credits and Other Liabilities
    Deferred income taxes                                  61,061        60,580       60,931
    Accrued postretirement benefits other than pensions    28,901        26,150       28,286
    Unamortized investment tax credit                       8,152         9,082        8,383
    Other                                                   5,247         5,444        5,625
                                                          103,361       101,256      103,225

Capitalization
    Long-term debt (see schedule)                         213,195       183,386      183,183
    Common stock (no par value) - authorized 200,000
        shares - issued and outstanding 29,805,
        30,121 and 29,787 shares, respectively            139,204       140,385      137,582
    Less: Unearned Compensation - restricted
        stock grants                                        1,545         1,377          822
                                                          137,659       139,008      136,760

    Retained earnings                                     178,890       168,372      174,865
        Total common shareholders' equity                 316,549       307,380      311,625

   Total Capitalization                                   529,744       490,766      494,808


                                                         $832,885      $767,058     $777,378


The accompanying notes are an integral part of these statements.



                                    INDIANA ENERGY, INC.
                                  AND SUBSIDIARY COMPANIES

                              CONSOLIDATED STATEMENTS OF INCOME
                    (Thousands except earnings per share amounts - Unaudited)


                                                 Three Months               Twelve Months
                                               Ended December 31          Ended December 31
                                               1999          1998        1999            1998
Operating Revenues
    Utility                                 $137,247      $124,947      $431,361      $420,459
    Other                                        347           294         1,953           888
                                             137,594       125,241       433,314       421,347
Operating Expenses
    Cost of gas (See Note 7)                  79,063        67,937       226,817       230,372
    Other operating                           19,471        19,326        79,451        76,902
    Depreciation and amortization             10,785         9,915        41,482        38,664
    Taxes other than income taxes              4,495         4,251        16,129        14,072
                                             113,814       101,429       363,879       360,010

Operating Income                              23,780        23,812        69,435        61,337

Other Income
    Equity in earnings of unconsolidated
        affiliates (See Note 9)               (1,602)        1,425         6,137         6,688
    Other - net                                  155           376           312         2,469
                                              (1,447)        1,801         6,449         9,157

Income Before Interest and Income Taxes       22,333        25,613        75,884        70,494

Interest Expense                               5,252         4,231        17,679        16,209

Income Before Income Taxes                    17,081        21,382        58,205        54,285

Income Taxes                                   5,865         7,106        19,514        18,161

Net Income                                  $ 11,216      $ 14,276      $ 38,691      $ 36,124

Average Common Shares Outstanding             29,805        29,970        29,806        30,078

Basic and Diluted Earnings per Average
    Share of Common Stock                   $   0.38      $   0.48      $   1.30      $   1.20


The accompanying notes are an integral part of these statements.



                                       INDIANA ENERGY, INC.
                                     AND SUBSIDIARY COMPANIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Thousands - Unaudited)

                                                   Three Months                Twelve Months
                                                Ended December 31            Ended December 31
                                                1999          1998          1999            1998
Cash Flows from Operating Activities
   Net income                                $ 11,216      $ 14,276      $ 38,691       $ 36,124

   Adjustments to reconcile net income
     to cash provided from operating
     activities -
       Depreciation and amortization           10,785         9,962        41,482         38,851
       Deferred income taxes                      130           132          (482)         1,192
       Investment tax credit                     (232)         (232)         (930)          (930)
       Loss (gain) on sale or retirement
         of assets                                  -             -             -         (2,102)
       Undistributed earnings of
         unconsolidated affiliates              1,602        (1,425)       (6,137)        (6,688)
                                               12,285         8,437        33,933         30,323
       Changes in assets and liabilities -
         Receivables - net                    (48,859)      (51,795)       (4,703)        30,480
         Inventories                           (2,987)        1,204         5,708         (1,191)
         Accounts payable, customer
            deposits, advance payments and
            other current liabilities           1,404        10,396       (10,419)       (16,969)
         Accrued taxes and interest             7,768         8,409         6,699         (8,377)
         Recoverable/refundable gas costs        (988)        3,613        (4,139)         4,010
         Accrued postretirement benefits
            other than pensions                   615           762         2,751          2,406
         Prepaid gas delivery service           4,873             -       (20,937)
         Other - net                           (2,822)         (488)       (5,185)        (1,958)
         Total adjustments                    (28,711)      (19,462)        3,708         38,724
         Net cash flows from (reguired for)
            operations                         17,495        (5,186)       42,399         74,848

Cash Flows From (Required for) Financing
    Activities
    Repurchase of common stock                      -        (3,645)       (2,330)        (4,834)
    Sale of long-term debt                     30,000             -        30,000         60,052
    Reduction in long-term debt                    12           (48)      (10,185)       (34,623)
    Net change in short-term borrowings        12,551        22,770        42,597        (16,325)
    Dividends on common stock                  (7,191)       (6,924)      (28,141)       (27,140)
        Net cash flows from (required for)
            financing activities               35,372        12,153        31,941        (22,870)

Cash Flows From (Required for) Investing
    Activities
    Capital expenditures                      (15,914)      (16,375)      (70,284)       (66,066)
    Non-regulated investments in
        unconsolidated affiliates - net        (1,141)         (673)       (7,371)        (7,035)
    Cash distributions from unconsolidated
        affiliates                                413           776         4,550          7,806
    Proceeds from sale of assets                    -             -             -         13,317
    Net cash flows from (required for)
        investing activities                  (16,642)      (16,272)      (73,105)       (51,978)

Net increase (decrease) in cash                 1,235        (9,305)        1,235              -

Cash and cash equivalents at beginning
        of period                                  20         9,325            20             20

Cash and cash equivalents at end of period    $ 1,255      $     20      $  1,255       $     20

The accompanying notes are an integral part of these statements.



                                    INDIANA ENERGY, INC.
                                  AND SUBSIDIARY COMPANIES

                           Consolidated Schedule of Long Term Debt
                                  (In Thousands - Unaudited)
                                                                             December 31
                                              Total        Due Within      1999        1998
                                           Outstanding      One Year     Balance     Balance
Long-term debt - Utility     Due Date
Notes Payable
     5.75% Series F      January 15, 2003   $ 15,000                     $15,000     $15,000
     6.36% Series F      December 6, 2004     15,000                      15,000      15,000
     6.54% Series E      July 9, 2007          6,500                       6,000       6,000
     6.69% Series E      June 10, 2013         5,000                       5,000       5,000
     7.15% Series E      March 15, 2015        5,000                       5,000       5,000
     6.69% Series E      December 21, 2015     5,000                       5,000       5,000
     6.69% Series E      December 29, 2015    10,000                      10,000      10,000
     9.375%              January 15, 2021     25,000                      25,000      25,000
     9.125% Series A     February 15, 2021     7,000                       7,000       7,000
     6.31% Series E      June 10, 2025         5,000                       5,000       5,000
     6.53% Series E      June 10, 2025        10,000                      10,000      10,000
     6.42% Series E      July 7, 2027          5,000                       5,000       5,000
     6.68% Series E      July 7, 2027          3,500                       3,000       3,000
     6.34% Series F      December 10, 2027    20,000                      20,000      20,000
     6.75% Series F      March 15, 2028       14,849                      14,849      14,964
     6.36% Series F      May 1, 2028          10,000                      10,000      10,000
     6.55% Series F      June 30, 2028        20,000                      20,000      20,000
     7.08% Series G      October 5, 2029      30,000                      30,000           -
Total Long-term debt - Utility               211,849                     211,849     181,964

Long-term debt - Non-utility
     Noninterest bearing August 1, 2005          576             75          501         577
     Variable Rate Note  January 1, 2007         950            105          845         845
Total Long-term debt - Non-utility             1,526            180        1,346       1,422

Total Long-term debt                        $213,375      $     180    $ 213,195   $ 183,386



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

    Indiana Gas provides natural gas and transportation services to a diversified base of customers in 311 communities in 49 of Indiana's 92 counties. The non-regulated operations of IEI Investments include IGC
    Energy, Inc. (IGC Energy), Energy Realty, Inc.
    (Energy Realty), Energy Financial Group, Inc. and
    IEI Financial Services, LLC, all indirect wholly owned subsidiaries of Indiana Energy, and interests in ProLiance Energy, LLC, Energy Systems Group,
    LLC, Reliant Services, LLC, CIGMA, LLC, Haddington
    Energy Partners, L.P. and Pace Carbon Synfuels
    Investors, L.P.

    Investments in limited partnerships and less than majority-owned affiliates are accounted for on the equity method.

    The interim condensed consolidated financial statements included in this report have been prepared by Indiana Energy, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as provided in such rules and regulations. Indiana Energy believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported, that all such adjustments are of a normal recurring nature, and the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in Indiana Energy's latest annual report on Form 10-K.

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

    Under the agreement, Indiana Energy shareholders will receive one share of Vectren common stock for each share of Indiana Energy held at the closing date. SIGCORP shareholders will receive 1.333 shares of Vectren common stock for each share of SIGCORP held at the closing date. The transaction is intended to be accounted for as a pooling of interests. The transaction is also intended to be a tax-free exchange of shares.

    Indiana Gas Company, Inc. and Southern Indiana Gas and Electric Company, Indiana Energy's and
    SIGCORP's utility companies, will operate as separate subsidiaries of Vectren.

    The merger is conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. On December 17, 1999, the merger was approved by the shareholders of each company. On December 20, 1999, the Federal
    Energy Regulatory Commission (FERC) issued an order approving the proposed merger. In approving the merger, the FERC concluded that the merger was in the public interest and would not adversely affect competition, rates or regulation. On January 18, 2000, the Department of Justice informed the Companies that it had concluded its review of the Hart Scott Rodino notification filings and would take no further action. The companies anticipate that the remaining regulatory approvals can be completed in the first quarter of calendar 2000.
    Indiana Energy has incurred and deferred transaction and related costs, which are included in Other Deferred Charges in the Balance Sheet, of
    $4.2 million, through December 31, 1999.

3.  Acquisition of the Gas Distribution Assets of Dayton
    Power and Light Co. Inc.

    On December 15, 1999, the company announced that the board of directors had approved a definitive agreement under which the company will acquire the natural gas distribution assets of Dayton Power and Light Co., Inc. The acquisition, with a purchase price of $425 million, is expected to be funded with a bank facility which will be replaced over time with permanent financing. This transaction is conditioned upon the approval of several regulatory bodies. Management hopes to complete the transaction by the end of the second quarter of 2000.

4.  Corporate Restructuring.

    During 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring which included estimated costs related to involuntary workforce reductions. Since that time, the anticipated actions have been taken. As a result, the remaining severance accrual was eliminated and other operating expenses were reduced by $1.7 million during fiscal year 1999.

5.  Cash Flow Information.

    For the purposes of the Consolidated Statements of Cash Flows, Indiana Energy considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


                        Three Months Ended   Twelve Months Ended
                             December 31        December 31
    Thousands            1999        1998    1999        1998
    Interest (net of
      amount
      capitalized)      $  792      $  893  $15,049    $13,898
    Income taxes        $2,000      $1,057  $16,919    $25,717


6.  Utility Revenues.

    To more closely match revenues and expenses, revenues are recorded for all gas delivered to customers but not billed at the end of the accounting period.

7.  Gas in Underground Storage.

    Based on the average cost of purchased gas during December 1999, the cost of replacing the current portion of gas in underground storage exceeded last-in, first-out cost at December 31, 1999, by approximately
    $11.2 million.


8.  Refundable or Recoverable Gas Costs.

    The cost of gas purchased and refunds from suppliers, which differ from amounts recovered, currently, through rates, are deferred and are being recovered or refunded in accordance with procedures approved by the Indiana
    Utility Regulatory Commission (IURC).

9.  ProLiance Energy, LLC.

    ProLiance Energy, LLC (ProLiance) is owned jointly and equally by IGC Energy and Citizens By-Products
    Coal Company, a wholly owned subsidiary of Citizens
    Gas and Coke Utility (Citizens Gas). ProLiance is the supplier of gas and related services to both
    Indiana Gas and Citizens Gas, as well as a provider of similar services to other utilities and customers in Indiana and surrounding states.
    ProLiance also is a power marketer which involves buying electricity on the wholesale market and then reselling it to marketers, utilities and other customers. To effectively manage the risks associated with power marketing, ProLiance utilizes a disciplined approach to credit analysis, obtains letters of credit or corporate guarantees when appropriate, and does not assume the credit risk between the buyer and seller. IGC Energy's investment in ProLiance is accounted for using the equity method.

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

    Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract and Indiana Energy continues to record its proportional share of ProLiance's earnings. A pretax loss, of $1.3 million, was recognized as Proliance's contribution to earnings in the first quarter of fiscal year 2000. This loss was due to ProLiance's net position on financial instruments held to hedge storage inventories. Management believes, in future periods, gains on these storage inventories will be recognized to fully offset the losses that ProLiance incurred, since sales commitments are already in place. Pretax earnings recognized from ProLiance for the twelve months ended December 31, 1999, totaled $6.7 million compared to $7.0 million for the same period last year. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated
    Affiliates on the Consolidated Statements of Income.

    At December 31, 1999, Indiana Energy has reserved approximately $1.7 million of ProLiance earnings after tax. Total after-tax ProLiance earnings recognized to date approximate $15.1 million. This amount includes earnings from all of ProLiance's business activities, and therefore is believed to be a conservative estimate of the upper risk limit.
    Resolution of the above proceedings may also impact future operations and earnings contributions from ProLiance. Based on the IURC's findings described above, management believes the ProLiance issues may be resolved near the levels that are already being reserved, and therefore, while these proceedings are pending, does not anticipate changing the level at which it reserves ProLiance earnings. However, no assurance of this outcome can be provided.

10. Pace Carbon Synfuels Investors, L.P.

    On February 5, 1998, IEI Synfuels, Inc. (IEI
    Synfuels), a wholly-owned, indirect subsidiary of IEI Investments, purchased one limited partnership unit in Pace Carbon Synfuels Investors, L.P. (Pace
    Carbon), a Delaware limited partnership formed to develop, own and operate four projects to produce and sell coal-based synthetic fuel. Pace Carbon converts coal fines (small coal particles) into briquettes that are sold to major coal users such as utilities and steel companies. This process is eligible for federal tax credits under Section 29 of the Internal Revenue Code (Code) and the Internal Revenue Service has issued a private letter ruling with respect to the four projects.

    IEI Synfuels has made an initial investment of $7.5 million in Pace Carbon (of which $7.3 million was paid through December 31, 1999) for an 8.3 percent ownership interest in the partnership. IEI
    Synfuels has agreed to advance up to $1.8 million, of which $0.4 million was paid in January, 2000, against future cash flows of the partnership for capital improvements and financing capital needs.
    In addition to its initial investment, IEI Synfuels has a continuing obligation to invest in Pace
    Carbon approximately $40 million, with any such additional investments to be funded solely from a portion of the federal tax credits that are earned from the production and sale of briquettes by the projects.

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

    Generally, all briquettes produced through December
    31, 1999 have been sold. However, due to a deterioration in both the domestic and export coal markets, domestic companies' coal supplies are up, which in turn has reduced the demand and created some price pressure for Pace Carbon's coal-based synthetic product. Management does not believe that the extended time required to make necessary production process enhancements nor the current coal market conditions will significantly affect the long-term success of the projects.
    Accordingly, management continues to believe that significant project benefits, primarily in the form of tax savings and tax credits realized, will be achieved in the future, however, no assurance can be given.

11. Haddington Energy Partners, L.P.

    On October 9, 1998, IEI Investments committed to invest $10 million in Haddington Energy Partners,
    L.P. (Haddington). Haddington, a Delaware limited partnership, raised $77 million to invest in projects that represent a portfolio of development opportunities, including natural gas gathering and storage and electric power generation. Haddington's investment opportunities will focus on acquiring and building on projects in progress rather than start-up ventures. In addition to Haddington's initial investment in high deliverability gas storage, additional investments, in line with their original plan, are expected to be announced in early 2000. Through December 31, 1999, IEI
    Investments had paid approximately $2.5 million of its commitment in Haddington, with additional amounts to be paid as Haddington's portfolio grows.
    In January, 2000, additional contributions toward
    IEI Investments' commitment to Haddington, totaling
    $4.6 million were paid.

12. Reliant Services, LLC

    On June 30, 1998, IGC Energy and Cinergy Supply
    Network, Inc., a subsidiary of Cinergy Corp.
    (Cinergy), formed Reliant Services, LLC (Reliant), an equally owned limited liability company, to perform underground facilities locating and construction services. In May 1999, Reliant purchased the assets of two Indianapolis-based companies that will enable it to enter that market.
    The asset purchase was completed after Cinergy received all necessary regulatory approvals. In
    August 1999, Reliant entered the meter reading business as well. Reliant is based in the Indianapolis area and focuses on serving electric, gas, telephone, cable and water companies in Indiana, Ohio and Kentucky. Through December 31,
    1999, IGC Energy had invested approximately $3.1 million in Reliant.

13. Common Stock.

    On July 28, 1995, Indiana Energy's Board of Directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. During 1999, the company repurchased 270,333 shares with an associated cost of $5,975,000. During 1998, 56,533 shares were repurchased with an associated cost of $1,189,000. Of the 700,000 shares authorized, 281,067 shares remain available for repurchase at December 31, 1999.

14. Environmental Costs.

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

    Indiana Gas has identified the existence, location and certain general characteristics of 26 gas manufacturing and storage sites. Based upon the site work completed to date, Indiana Gas believes that a level of contamination that may require some level of remedial activity may be present at a number of the sites. Removal activities continue at several sites and a remedial investigation/feasibility study (RI/FS) has been completed at one of the sites under an agreed order between Indiana Gas and the Indiana Department of Environmental Management (IDEM), with a Record of
    Decision (ROD) expected to be issued by IDEM in early 2000. Although Indiana Gas has not begun an RI/FS at additional sites, Indiana Gas has submitted several of the sites to IDEM's Voluntary
    Remediation Program (VRP), and is currently conducting some level of remedial activities including groundwater monitoring at certain sites where deemed appropriate and will continue remedial activities at the sites as appropriate and necessary.

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

    Indiana Gas has been recovering the costs it has incurred and expects to incur relating to the 26 sites from insurance carriers and other potentially responsible parties (PRPs). The IURC has determined that these costs are not recoverable from utility customers.

    Indiana Gas has PRP agreements in place covering 19 of the 26 sites. The agreements provide for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the sites. These agreements limit
    Indiana Gas' share of past and future response costs at these 19 sites to between 20 and 50 percent. Based on the agreements, Indiana Gas has accrued its proportionate share of the estimated cost related to work not yet performed.

    In early 1999, Indiana Gas filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers, with the trial scheduled for early 2000. As of December 31, 1999, agreements in principle have been reached with each of these insurers.

    These environmental matters have had no material impact on earnings since costs recorded to date approximate insurance settlements received. While
    Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

15. Affiliate Transactions.

    The obligations of Capital Corp., which provides financing for the company and its non-utility subsidiaries, are subject to a support agreement between the company and Capital Corp., under which the company has committed to make payments of interest and principal on Capital Corp.'s securities in the event of default. At December 31, 1999, Capital Corp. had $16.9 million in notes payable. Under the terms of the support agreement in addition to the cash flow of cash dividends paid to the company by any of its consolidated subsidiaries, the non-utility assets of the company are available as recourse to holders of Capital Corp.'s securities. The carrying value of such non-utility assets reflected in the consolidated financial statements of the company is approximately $93.0 million at December 31, 1999.

    ProLiance began providing natural gas supply and related services to Indiana Gas effective April 1, 1996.
    Indiana Gas' purchases from ProLiance for resale and for injections into storage for the three- and twelve-month periods ended December 31, 1999, totaled $76.2 million and $240.7 million, respectively. Indiana Gas' purchases from ProLiance for the three- and twelve-month periods ended December 31, 1998, totaled $67.4 million and $232.2 million, respectively.

    ProLiance has a standby letter of credit facility with a bank for letters up to $30 million. This facility is secured in part by a support agreement from Indiana Energy. Letters of credit outstanding at December 31, 1999, totaled $12.4 million.

    CIGMA, LLC provides materials acquisition and related services that are used by the company. The company's purchases of these services during the three- and twelve-month periods ended December 31, 1999, totaled $4.4 million and $17.3 million, respectively. The company's purchases of these services during the three- and twelve-month periods ended December 31, 1998, totaled $5.6 million and $20.3 million, respectively.

    Indiana Energy is a one-third guarantor of certain surety bond obligations of Energy Systems Group, LLC.
    Indiana Energy's share totaled $14.7 million at December
    31, 1999.

    Amounts owed to affiliates totaled $29.8 million and $26.4 million at December 31, 1999 and 1998, respectively, and are included in Accounts Payable on the Consolidated Balance Sheets.

16. Segment Reporting

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

    The operating segments of the Company are defined as: (1) Gas Distribution, which provides local distribution and transportation of natural gas to a diversified base of customers in 311 communities throughout Indiana, (2) Non-regulated operations, which includes the various non-regulated subsidiaries and investments of the Company, and
    (3) Administrative Services/Other, which provides administrative, financial and technical services to Indiana Energy and its subsidiaries.

    The company's identified operating segments are strategic business units that offer different products and services and which are managed and aligned with the Company's strategic and financial goals. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales are generally based on prices that reflect the current market conditions.

    Certain financial information relating to IEI's significant segments of business is presented below:


                                     Three Months          Twelve Months
                                        Ended                  Ended
                                      December 31           December 31

                                     1999      1998        1999       1998
   Operating revenues:
     Gas Distribution             $137,247    $124,947    $431,361  $420,459
     Non-regulated Operations          573         547       1,850     1,430
     Admin Svcs/Other                8,873       6,769      33,154    26,294
     Total                        $146,693    $132,263    $466,365  $448,183

   Interest expense:
     Gas Distribution             $  5,084    $  4,127    $ 16,969  $ 15,802
     Non-regulated Operations           71          30         211       232
     Admin Svcs/Other                  374         356       1,500       971
     Total                        $  5,529    $  4,513    $ 18,680  $ 17,005

   Income Taxes:
     Gas Distribution             $  6,205    $  6,438    $ 16,734  $ 14,058
     Non-regulated Operations         (955)        226         279     2,091
     Admin Svcs/Other                  620         427       2,529     1,922
     Total                        $  5,870    $  7,091    $ 19,542  $ 18,071

   Net income:
     Gas Distribution             $ 10,896    $ 12,531    $ 29,742  $ 26,825
     Non-regulated Operations         (694)      1,047       4,810     6,152
     Admin Svcs/Other                1,014         698       4,139     3,147
     Total                        $ 11,216    $ 14,276    $ 38,691  $ 36,124


   Depreciation and
    amortization expense:
     Gas Distribution             $  8,874    $  8,315    $ 34,585  $ 32,758
     Non-regulated Operations           12          11          45        74
     Admin Svcs/Other                1,899       1,589       6,852     5,832
     Total                        $ 10,785    $  9,915    $ 41,482  $ 38,664


   Capital expenditures:
     Gas Distribution             $ 14,769    $ 12,062    $ 62,880  $ 55,320
     Non-regulated Operations            -           -           -         -
     Admin Svcs/Other                1,145       4,313       7,404    10,746
     Total                        $ 15,914    $ 16,375    $ 70,284  $ 66,066

   Identifiable assets:
     Gas Distribution             $739,870    $686,757
     Non-regulated Operations       48,861      39,680
     Admin Svcs/Other               65,305      59,138
     Total                        $854,036    $785,575



   The following is a reconciliation to the financial statements:


   Period ended
   December 31
   (unaudited)                 1999       1998       1999      1998
   Operating Revenues:
     Total revenues for
     segments                 $146,693   $132,263   $466,365  $448,183
     Elimination of
     intersegment revenues      (9,099)    (7,022)   (33,051)  (26,836)
     Total consolidated
     revenues                 $137,594   $125,241   $433,314  $421,347

   Interest expense:
     Total interest expense
     for segments             $  5,529   $  4,513   $ 18,680  $ 17,005
     Elimination of
     intersegment interest        (277)      (282)    (1,001)     (796)
     Total consolidated
     interest expense         $  5,252   $  4,231   $ 17,679  $ 16,209

   Income taxes:
     Total income taxes for
     segments                 $  5,870   $  7,091   $ 19,542  $ 18,071
     Elimination of
     intersegment income
     taxes                          (5)        15        (28)       90
     Total consolidated
     income taxes             $  5,865   $  7,106   $ 19,514  $ 18,161

   Net income:
     Total net income for
     segments                 $ 11,216   $ 14,276   $ 38,691  $ 36,124
     Elimination of
     intersegment net income         -          -          -         -
     Total consolidated net
     income                   $ 11,216   $ 14,276   $ 38,691  $ 36,124


   Identifiable assets:
     Total assets for
     segments                 $854,036   $785,575
     Elimination of
     intersegment assets       (21,151)   (18,517)
     Total consolidated
     assets                   $832,885   $767,058


17. Reclassifications.

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


                       Earnings
   Income and earnings per average share of common stock for the three- and twelve-month periods ended December
   31, 1999, when compared to the same periods one year ago, were as follows:


   (Millions except    Three Months Ended      Twelve Months Ended
    per share amounts)    December 31              December 31
                       1999         1998       1999           1998
  Income
  Indiana Gas         $10.9        $12.5      $29.7          $26.8
  IEI Investments      (0.7)         1.0        4.8            6.1
    Admin Svcs/Other    1.0          0.8        4.2            3.2
  Net Income          $11.2        $14.3      $38.7          $36.1

  Earnings per share
  Indiana Gas         $ .37        $ .42      $1.00          $ .89
  IEI Investments      (.02)         .04        .16            .20
    Admin Svcs/Other    .03          .02        .14            .11
         Total        $ .38        $ .48      $1.30          $1.20


Utility Margin (Utility Operating Revenues Less Utility Cost of Gas)

    Utility margin for the quarter ended December 31, 1999, was $58.2 million compared to $57.0 million for the same period last year. Margins are lower than expected due to weather being 17% warmer than normal for both periods. The increase is primarily the addition of new residential and commercial customers.

    Utility margin for the twelve-month period ended
    December 31, 1999, was $204.5 million compared to $188.6 million for the same period last year. The increase is primarily attributable to weather 8 percent colder than the same period last year, but 13 percent warmer than normal, and the addition of new residential and commercial customers.

    Total system throughput (combined sales and transportation) increased 2.3 percent (0.8 MMDth) for the first quarter of fiscal 1999 and 8.4 percent (8.4
    MMDth) for the twelve-month period ended December 31, 1999, compared to the same periods one year ago.
    Indiana Gas' rates for transportation generally provide the same margins as are earned on the sale of gas under its sales tariffs. Approximately one-half of total system throughput represents gas used for space heating and is affected by weather.

    Total average cost per unit of gas purchased increased to $4.32 for the three-month period ended December 31, 1999, compared to $3.44 for the same period one year ago. For the twelve-month period, cost of gas per unit decreased to $3.26 in the current period compared to $3.44 for the same period last year.

    Adjustments to Indiana Gas' rates and charges related to the cost of gas are made through gas cost adjustment (GCA) procedures established by Indiana law and administered by the Indiana Utility Regulatory
    Commission (IURC). The GCA passes through increases and decreases in the cost of gas to Indiana Gas' customers dollar for dollar.

      Operating Expenses (excluding Cost of Gas)
    Other operating expenses were relatively unchanged for the three-month period ended December 31, 1999 when compared to the same period one year ago.

    Other operating expenses increased $2.7 million for the twelve-month period when compared to the same period last year due in part to costs associated with the company's new customer information system. Rental expense related to buildings previously owned also contributed to the increase.

    Depreciation and amortization expense increased $0.9 million for the three-month period and $2.8 million for the twelve-month periods ended December 31, 1999, when compared to the same periods one year ago due primarily to additions to plant to serve new customers and to maintain dependable service to existing customers and the implementation of the company's new customer information system.

    Taxes other than income taxes increased $0.2 million for the three-month period and $2.3 million for the twelve- month period ended December 31, 1999, primarily due to higher property tax expense, the result of additions to plant, and an increase in the gross receipts tax.

                     Other Income
    Equity in earnings of unconsolidated affiliates decreased for the three- and twelve-month periods ended December 31, 1999, when compared to the same periods one year ago due primarily to lower earnings recognized from the company's energy marketing affiliate, ProLiance Energy, LLC (ProLiance). A pretax loss, of $1.3 million, was recognized as Proliance's contribution to earnings for the quarter ended
    December 31,1999. This loss was due to ProLiance's net position on financial instruments held to hedge storage inventories. Pretax earnings recognized from ProLiance for the twelve months ended December 31, 1999, totaled $6.7 million compared to $7.0 million for the same period last year.

    Other-net decreased for the twelve-month period ended
    December 31, 1999, when compared to the same period one year ago due primarily to the gain on the sale of certain non-utility assets by IGC Energy reflected in the twelve-month period ended December 31, 1998.

                   Interest Expense
    Interest expense increased for the three and twelve-month periods ended December 31, 1999, when compared to the same periods one year ago due primarily to the additional average debt outstanding and higher interest rates. The additional debt is partially attributed to seasonal and weather shortfalls.

                     Income Taxes
    Federal and state income taxes decreased for the three-month period ended December 31, 1999, while increasing for the twelve-month period when compared to the same periods one year ago due to changes in taxable income.

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

    Under the agreement, Indiana Energy shareholders will receive one share of Vectren common stock for each share of Indiana Energy held at the closing date. SIGCORP shareholders will receive 1.333 shares of Vectren common stock for each share of SIGCORP held at the closing date. The transaction is intended to be accounted for as a pooling of interests. The transaction is also intended to be a tax-free exchange of shares.

    Indiana Gas Company, Inc. and Southern Indiana Gas and Electric Company, Inc., Indiana Energy's and
    SIGCORP's utility companies, will operate as separate subsidiaries of Vectren.

    The merger is conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. On December 17, 1999, the merger was approved by the shareholders of each company. On December 20, 1999, the Federal
    Energy Regulatory Commission (FERC) issued an order approving the proposed merger. In approving the merger, the FERC concluded that the merger was in the public interest and would not adversely affect competition, rates or regulation. On January 18, 2000, the Department of Justice informed the Companies that it had concluded its review of their Hart Scott Rodino notification filings and would take no further action. The companies anticipate that the remaining regulatory approvals can be completed in the first quarter of calendar 2000.

     Acquisition of the Gas Distribution Assets of
            Dayton Power and Light Co. Inc.
    On December 15, 1999, the company announced that the board of directors had approved a definitive agreement under which the company will acquire the natural gas distribution business of Dayton Power and Light Co., Inc. The acquisition, with a purchase price of $425 million, is expected to be funded with a bank facility which will be replaced over time with permanent financing. This transaction is conditioned upon the approval of several regulatory bodies. Management hopes to complete the transaction by the end of the second quarter of 2000.

      Growth Strategy and Corporate Restructuring
    During 1997, the Indiana Gas Board of Directors authorized management to undertake the actions necessary and appropriate to restructure Indiana Gas' operations and recognize a resulting restructuring which included estimated costs related to involuntary workforce reductions. Since that time, the anticipated actions have been taken. As a result, the remaining severance accrual was eliminated and other operating expenses were reduced by $1.7 million during fiscal year 1999.

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

    Indiana Gas continues to record gas costs in accordance with the terms of the ProLiance contract and Indiana Energy continues to record its proportional share of ProLiance's earnings. A pretax loss, of $1.3 million, was recognized as Proliance's contribution to earnings in the first quarter of fiscal year 2000. This loss was due to ProLiance's net position on financial instruments held to hedge storage inventories. Management believes, in future periods, gains on these storage inventories will be recognized to fully offset the losses that ProLiance incurred, since sales commitments are already in place. Pretax earnings recognized from ProLiance for the twelve months ended December 31, 1999, totaled $6.7 million compared to $7.0 million for the same period last year. Earnings recognized from ProLiance are included in Equity in Earnings of Unconsolidated
    Affiliates on the Consolidated Statements of Income.

    At December 31, 1999, Indiana Energy has reserved approximately $2.7 million of ProLiance earnings after tax. Total after-tax ProLiance earnings recognized to date approximate $15.1 million. This amount includes earnings from all of ProLiance's business activities, and therefore is believed to be a conservative estimate of the upper risk limit.
    Resolution of the above proceedings may also impact future operations and earnings contributions from ProLiance. Based on the IURC's findings described above, management believes the ProLiance issues may be resolved near the levels that are already being reserved, and therefore, while these proceedings are pending, does not anticipate changing the level at which it reserves ProLiance earnings. However, no assurance of this outcome can be provided.

         Pace Carbon Synfuels Investors, L.P.
    On February 5, 1998, IEI Synfuels, Inc. (IEI
    Synfuels), a wholly-owned, indirect subsidiary of IEI Investments, purchased one limited partnership unit in Pace Carbon Synfuels Investors, L.P. (Pace
    Carbon), a Delaware limited partnership formed to develop, own and operate four projects to produce and sell coal-based synthetic fuel. Pace Carbon converts coal fines (small coal particles) into briquettes that are sold to major coal users such as utilities and steel companies. This process is eligible for federal tax credits under Section 29 of the Internal Revenue Code (Code) and the Internal Revenue Service has issued a private letter ruling with respect to the four projects.

    IEI Synfuels has made an initial investment of $7.5 million in Pace Carbon (of which $7.3 million was paid through December 31, 1999) for an 8.3 percent ownership interest in the partnership. IEI
    Synfuels has also agreed to advance up to $1.8 million against future cash flows from the partnership for capital improvements and financing capital needs. In addition to its initial investment, IEI Synfuels has a continuing obligation to invest approximately $40 million, with any such additional investments to be funded solely from a portion of the federal tax credits that are earned from the production and sale of briquettes by the projects.

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

    Generally, all briquettes produced through December
    31, 1999 have been sold. However, due to a deterioration in both the domestic and export coal markets, domestic companies' coal supplies are up, which in turn has reduced the demand and created some price pressure for Pace Carbon's coal-based synthetic product. Management does not believe that the extended time required to make necessary production process enhancements nor the current coal market conditions will significantly affect the long-term success of the projects. Accordingly, management continues to believe that significant project benefits, primarily in the form of tax savings and tax credits realized, will be achieved in the future, however, no assurance can be given.

           Haddington Energy Partners, L.P.
    On October 9, 1998, IEI Investments committed to invest $10 million in Haddington Energy Partners,
    L.P. (Haddington). Haddington, a Delaware limited partnership, raised $77 million to invest in projects that represent a portfolio of development opportunities, including natural gas gathering and storage and electric power generation. Haddington's investment opportunities will focus on acquiring and building on projects in progress rather than start-up ventures. In addition to Haddington's initial investment in high deliverability gas storage, additional investments, in line with their original plan, are expected to be announced in early 2000. Through December 31, 1999, IEI
    Investments had paid approximately $2.5 million of its commitment in Haddington, with additional amounts to be paid as Haddington's portfolio grows.
    In January, 2000, additional payments of IEI
    Investments commitment to Haddington, totaling $4.6 million were paid.

                 Reliant Services, LLC
    On June 30, 1998, IGC Energy and Cinergy Supply
    Network, Inc., a subsidiary of Cinergy Corp.
    (Cinergy), formed Reliant Services, LLC (Reliant), an equally owned limited liability company, to perform underground facilities locating and construction services. In May 1999, Reliant purchased the assets of two Indianapolis-based companies and began operations. The asset purchase was completed after Cinergy received all necessary regulatory approvals. In August 1999, Reliant entered the meter reading business as well.
    Reliant is based in the Indianapolis area and focuses on serving electric, gas, telephone, cable and water companies in Indiana, Ohio and Kentucky.
    Reliant's customer base includes major utility companies in metropolitan areas in which it currently operates. Through December 31, 1999, IGC
    Energy had invested approximately $3.1 million in Reliant.

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

    During 1999, the company evaluated the Year 2000 readiness of all IT hardware and software including the mainframe, network, servers, personal computers, system and application software and telecommunications. Almost all hardware was found to be in compliance as a result of projects conducted in 1997 and 1998. Replacements of major customer information and billing systems, which had already begun in 1997, were placed into service in January 1999. These new systems, driven by the need for additional functionality and business flexibility, are designed to be Year 2000 compliant and have been tested. Other maintenance and project activities conducted in 1998 and 1999 brought the remaining software environment into compliance.

    Non-IT systems with embedded microcontrollers or microchips were also evaluated to determine if they were Year 2000 compliant. These systems included buildings, transportation, monitoring equipment, process controls, engineering and construction.
    Software upgrades for equipment in the gas control system were completed in July 1999.

    The company also contacted all of its major vendors, suppliers and customers to gather information regarding the status of their Year 2000 compliance. Disruptions in the operations of these parties could have had an adverse financial and operational effect on the company.

    Total costs expected to be incurred by the company to address its Year 2000 issues were originally estimated at $1.5 million, which included costs to replace certain existing systems sooner than had been planned. Actual total expenditures for the Year 2000 issues approximated the original estimate.

    No significant problems have been encountered related to the Year 2000 issue, through the date of this report.

                 Environmental Matters
    Indiana Gas is currently conducting environmental investigations and work at 26 sites that were the locations of former manufactured gas plants. It has been recovering the costs of the investigations and work from insurance carriers and other potentially responsible parties (PRPs). The IURC has determined that these costs are not recoverable from utility customers.

    Indiana Gas has PRP agreements in place covering 19 of the 26 sites. The agreements provide for coordination of efforts and sharing of investigation and clean-up costs incurred and to be incurred at the sites. These agreements limit
    Indiana Gas' share of past and future response costs at these 19 sites to between 20 and 50 percent. Based on the agreements, Indiana Gas has accrued its proportionate share of the estimated cost related to work not yet performed.

    In early 1999, Indiana Gas filed a complaint in Indiana state court to continue its pursuit of insurance coverage from four insurance carriers, with the trial scheduled for early 2000. As of December 31, 1999, agreements in principle have been reached with each of these insurers.

    These environmental matters have had no material impact on earnings since costs recorded to date approximate insurance settlements received. While
    Indiana Gas has recorded all costs which it presently expects to incur in connection with remediation activities, it is possible that future events may require some level of additional remedial activities which are not presently foreseen.

    For further information regarding the status of investigation and remediation of the sites and financial reporting, see Note 14 of the Notes to Consolidated Financial Statements.

            Liquidity and Capital Resources
    Consolidated capitalization objectives for Indiana
    Energy have been 55-65 percent common equity and preferred stock and 35-45 percent long-term debt.
    These objectives may have varied from time to time, depending on particular business opportunities.
    Indiana Energy's common equity component was 59.8 percent of total capitalization at December 31, 1999.
    With the acquisition of the gas distribution assets of Dayton Power and Light Cop, Inc., a credit facility will be in place to fund the acquisition with term out financing to follow. The long-term debt of Indiana
    Energy is currently rated A+ by Standard & Poor's
    Corporation.

    Because of its current capital structure, the company has the ability to issue additional long-term debt, if necessary, to fund nonutility investments or for other corporate purposes and still meet its capitalization objectives. This is particularly important as it relates to its growth strategy which provides for, among other things, expansion of its nonutility operations.

    On July 28, 1995, Indiana Energy's Board of
    Directors authorized Indiana Energy to repurchase up to 700,000 shares of its outstanding common stock. During 1999, the company repurchased
    270,333 shares with an associated cost of $5,975,000. During 1998, 56,533 shares were repurchased with an associated cost of $1,189,000.
    Of the 700,000 shares authorized, 281,067 shares remain available for repurchase at December 31, 1999.

    Indiana Gas' capitalization objectives, which are 55-
    65 percent common equity and preferred stock and 35-45 percent long-term debt. These objectives may have varied from time to time, depending on particular business opportunities and seasonal factors that affect the company's operation. Indiana Gas' common equity component was 54 percent of its total capitalization at December 31, 1999.

    New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures.
    Capital expenditures for fiscal 2000 are estimated at $60.0 million of which $15.9 million have been expended during the three-month period ended December
    31, 1999.  For the twelve months ended December 31,
    1999, capital expenditures totaled $70.3 million.

    Nonutility investments and commitments, excluding the continuing obligation to invest in Pace Carbon as previously discussed, totaled approximately $1.2 million and $7.5 million for the three and twelve-month periods ended December 31, 1999.

    In July, 1999, Indiana Gas filed a registration statement with the Securities and Exchange Commission which has become effective with respect to $100 million in debt securities. Indiana Gas expects to issue this debt pursuant to a medium-term note program, denominated as Series G. The net proceeds from the sale of these new debt securities will be used for general corporate purposes, including repayment of long-term debt and financing of Indiana
    Gas' continuing construction program.

    On October 5, 1999, Indiana Gas issued $30 million in principal amount of Series G Medium-term Notes bearing interest at the per annum rate of 7.08% with a maturity date of October 5, 2029.

    The long-term debt of Indiana Gas is currently rated
    Aa2 by Moody's Investors Service and AA- by Standard &
    Poor's Corporation.  For the twelve months ended
    December 31, 1999, 57 percent of Indiana Gas' capital expenditures was funded internally (i.e. from utility income less dividends plus charges to utility income not requiring funds).

    Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services and capital expenditures until permanently financed. Short-term borrowings tend to be greatest during the heating season when accounts receivable and unbilled utility revenues are at their highest. At December 31, 1999
    Capital Corp. had $17.0 million in outstanding notes payable and Indiana Gas had $82.1 million in outstanding commercial paper. Indiana Gas' commercial paper is rated P-1 by Moody's and A-1+ by Standard &
    Poor's. Prior to March 1, 1999, bank lines of credit had been the primary source of short-term financing.

              Forward-Looking Information
    A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation
    Reform Act of 1995 (Reform Act of 1995). The Reform
    Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of
    Operations and Financial Condition, including, but not limited to, Indiana Energy's earnings growth strategy, Indiana Energy's merger with SIGCORP and the formation of Vectren, ProLiance, the acquisition of the gas distribution assets of Dayton Power and Light Co., Inc. and Year 2000 issues, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing the words "aim," "anticipate,"
    "endeavor," "estimate," "expect," "objective,"
    "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Indiana Energy's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following:

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

Item 3.   Quantitative and Qualitative
Disclosures about Market Risk

    Indiana Energy's (the company's) debt portfolio contains a substantial amount of fixed-rate long-term debt and, therefore, does not expose the company to the risk of material earnings or cash flow loss due to changes in market interest rates.
    On average, less than 25% of the company's total debt portfolio consists of short term notes and commercial paper that are subject to fluctations in market interest rates and other seasonal factors.

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

    At December 31, 1999, the company was not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.

Item 1.    Legal Proceedings

      See Note 9 of the Notes to Consolidated
   Financial Statements for discussion of litigation matters relating to the gas supply and portfolio administration agreements between ProLiance and
   Indiana Gas and ProLiance and Citizens Gas.

      See Note 14 of the Notes to Consolidated
   Financial Statements for litigation matters involving insurance carriers pertaining to Indiana
   Gas' former manufactured gas plants and storage facilities.


Item 4. Submission of Matters to a Vote of Security Holders

    On December 17, 1999, the shareholders of Indiana
    Energy, at a special shareholder's meeting, voted to approve the merger with SIGCORP, Inc. and the formation of Vectren. At this meeting, there was no change in the composition of the Board of Directors of Indiana Energy.

    The results of the shareholder's vote were:
    For                          21,593,317
    Against                         713,624
    Abstentions                     307,702


Item 6.    Exhibits and Reports on Form 8-K

       (a)  Exhibits
           2    Agreement and Plan of Merger dated as of June
                11,1999, among Indiana Energy, Inc., SIGCORP, Inc. and Vectren Corporation (incorporated by reference to Exhibit 2 to Indiana Energy's Current Report on Form 8-K dated June 14, 1999, and filed on June 15, 1999).

           2B   Amendment No.1, dated December 14,
                1999 to Agreement and Plan of
                Merger (set forth in 2A, above)
                (incorporated by reference to
                Exhibit 2 of Indiana Energy's
                Current Report on Form 8-K dated
                December 16, 1999 and filed on
                December 16, 1999).

           2C   Asset Purchase Agreement dated
                December 14, 1999 between Indiana
                Energy, Inc. and Dayton Power and
                Light Co., Inc. and Number-3CHK
                with a commitment letter for 364
                -Day Credit Facility dated
                December 16, 1999 (incorporated by
                reference to Exhibit 2 and 99.1 of
                Indiana Energy's Current Report on
                Form 8-K dated December 14, 1999
                and filed on December 28, 1999).

           27   Financial Data Schedule, filed herewith.

       (b)  On October 29, 1999, Indiana Energy and
       Indiana Gas filed a Current Report on Form 8-K with respect to the release of summary financial information to the investment community regarding Indiana Energy's consolidated results of operations, financial position and cash flows for the three- and twelve-month periods ended
       September 30, 1999.  Items reported include:

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

                    Item 5.   Other Events

                    Item 7.   Exhibits

                      99.1    Analyst Call Script for telephone
                              conference held December 15, 1999.

       On December 17, 1999 Indiana Energy filed a
       Current Report on Form 8-K announcing the results of the special shareholders meeting held on December 17, 1999 to approve the merger of Indiana Energy, Inc. and SIGCORP, Inc.

                 Item 5. Other Events

                 Item 7. Exhibits

                      99.1     Presentation schedules provided to
                               shareholders at special shareholders
                               meeting of December 17, 1999.


       On January 27, 2000, Indiana Energy and Indiana
       Gas filed a Current Report on Form 8-K with respect to the release of summary financial information to the investment community regarding Indiana Energy's consolidated results of operations, financial position and cash flows for the three- and twelve-month periods ended
       December 31, 1999.  Items reported include:

                    Item 5.   Other Events

                    Item 7.   Exhibits

                    100 Financial Analyst Report and Press Release - First Quarter 2000

       On January 27, 2000, Indiana Energy and Indiana
       Gas filed a Current Report on Form 8-K with respect to a analyst teleconference call., held on January 27, 2000.

                     Item 5. Other Events

                     Item 7. Exhibits

                     100.01 Analyst script teleconference call dated January 27, 2000

       On January 27, 2000, Indiana Energy filed a
       Current Report on Form 8-K with respect to a consent form of Arthur Andersen, LLP.

                     Item 5. Other Events

                     Item 7. Exhibits

                         23   Consent form of Arthur Andersen, LLP.

                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDIANA ENERGY, INC.
                                    Registrant

Dated February 14, 2000  /s/Carl L. Chapman
                         Carl L. Chapman
                         Senior Vice President and Chief
                         Financial Officer



Dated February 14, 2000  /s/Jerome A. Benkert
                         Jerome A. Benkert
                         Vice President and Controller